Form 10-K
period 1993-12-31
CONTINENTAL BANK CORP
filed 1994-03-14
CIK 24058

                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549
                                                Form 10-K
   (Mark One)

[X]                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

                               For the fiscal year ended December 31, 1993

                                                   OR

[ ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number 1-5872

                                      CONTINENTAL BANK CORPORATION
                         (Exact name of registrant as specified in its charter)


                  Delaware                        36-2664023
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

      231 South LaSalle Street
          Chicago, Illinois                               60697
   (Address of principal executive offices)            (Zip Code)


                                            (312) 828-1614
                                   (Registrant's telephone number
                                         including area code)


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of each exchange
                                          on which registered

Common Stock--$4 par value                New York Stock Exchange
                                          Midwest Stock Exchange
                                          Pacific Stock Exchange
Adjustable Rate Preferred Stock,
  Series 1
- - --$50 stated value                        New York Stock Exchange
Adjustable Rate Cumulative Preferred
  Stock, Series 2
- - --$100 stated value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months


(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  Yes         No   X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994, based on the reported closing price on that date on the New York Stock
Exchange--Composite Tape of $35.125 per share:

                               Common Stock--$4 par value--$1,781,886,543*

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1994.

                             Common Stock--$4 par value--51,265,932 shares.

                                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the meeting to be held May 23, 1994, are incorporated by reference into Part
III.

*Based on reported beneficial ownership by all directors and executive officers of the registrant; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

Table of Contents

Part I
Item 1.  Business....................................         3
  Statistical Information............................         5
  Securities.........................................         9
  Loans..............................................        11
  Credit Analysis and Loss Experience................        12
  Deposits...........................................        13
  Short-Term Borrowings..............................        14
  Financial Ratios...................................        15
  Foreign Outstandings...............................        16
  Loan Concentrations................................        16
  Foreign Operations.................................        16
  Employees..........................................        16
  Competition........................................        16
  Monetary Policy and Economic Conditions............        17
  Supervision and Regulation.........................        17
Item 2.  Properties..................................        20
Item 3.  Legal Proceedings...........................        20
Item 4.  Submission of Matters to a Vote of
           Security Holders..........................        20
  Executive Officers of the Corporation..............        20

Part II
Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters...........        22
         Common Stockholders.........................        22
         Common Stock Listing........................        22
Item 6.  Selected Financial Data.....................        23
         Quarterly Financial Information.............        23
         Sensitivity to Interest-Rate Changes........        24
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................        25
Item 8.  Financial Statements and Supplementary
           Data......................................        58
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure................................       105

Part III
Item 10. Directors and Executive Officers of the
           Registrant................................       105
Item 11. Executive Compensation......................       107
Item 12. Security Ownership of Certain Beneficial
           Owners and Managers.......................       107
Item 13. Certain Relationships and Related
           Transactions..............................       107

Part IV
Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K...................       108
Signatures...........................................       112

                                                 PART I


ITEM 1.  BUSINESS


CONTINENTAL BANK CORPORATION


Continental Bank Corporation (Continental) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the principal asset of which is all of the outstanding stock of Continental Bank N.A. (Bank). Continental was incorporated in Delaware in November 1968, and the Bank became its subsidiary in March 1969. The Bank and its predecessors have been in business for more than 135 years. As the context requires, references to Continental in the remaining portion of
Item 1 of this Form 10-K mean either Continental acting as a single entity or Continental acting through its direct or indirect subsidiaries.

For information on the proposed merger of Continental and BankAmerica Corporation (BankAmerica), see Note 1--Proposed
Merger with BankAmerica--of Notes to Consolidated Financial
Statements.

Continental's strategic plan focuses on the needs of its business customers. Continental's business customer base consists principally of its longstanding corporate, institutional, and depository customers in the United States and abroad. Through its direct and indirect subsidiaries, Continental concentrates on four principal areas: corporate finance, specialized financial services, trading, and equity financing. Continental is both an originator of financial products to be issued or used by its customers and a distributor of financial products that investors may purchase or trade.

As an originator of financial products, Continental's objective is to provide corporations, governmental entities, and other depository institutions with funding capabilities. In distribution, the objective is to provide investors with securities and other investment vehicles, many of which are originated by the Bank, that will meet their investment objectives.

Continental provides a broad range of deposit, credit, advisory, and related financial services to its business customers. These customers are provided a variety of capital funding alternatives, including syndicated and non-syndicated long-term debt, acquisition financing, secured business credit, and securitized financings. Continental also arranges private placements, lease financing, and commercial paper programs. Continental has a large domestic and international network of correspondent banking relationships and provides a wide variety of services for banks, including check clearing, transfer of funds, loan participations, and investment advice. Continental provides direct transactional assistance for its customers through cash management, investment advisory, securities transfer, custodial, corporate and pension trust, and similar types of operational services. Continental engages in market-making and risk-management activities in all U.S. and selected international capital markets to provide specialized services for its customers. Continental arranges financial transactions (including mergers, acquisitions, and divestitures) and distributes financial assets to third parties. Continental also provides foreign-exchange, money-market, interest-rate, and financial futures products and services.

Continental's products and services are provided through a network of domestic and foreign subsidiaries, affiliates, branches, and representative offices in key capital markets worldwide. In 1993, approximately 97 percent of Continental's consolidated gross revenues, which are composed of interest revenue and fees, trading, and other revenues, was derived from the Bank. The Bank's commercial lending relationships currently generate the greatest percentage of corporate consolidated gross revenues. While Continental anticipates increased contributions from the operations of its other subsidiaries, the Bank is expected to continue to be the major source of Continental's consolidated gross revenues for the foreseeable future.

Continental also owns directly or indirectly a small-business investment company and an equity-investment company. Other subsidiaries engage in asset-based financing and fiduciary and investment services.

As an extension of Continental's overall business focus, the Bank, from offices in Chicago, Los Angeles, Dallas, and Miami, concentrates on meeting the deposit, financing, investment, brokerage, and fiduciary needs of professionals, entrepreneurs, executives, and private investors. Fiduciary and investment services for these customers are also offered through Continental's subsidiary in Florida.

Continental is a legal entity separate and distinct from the Bank and its other subsidiaries. Under federal law, there are various restrictions on the extent to which the Bank may finance or otherwise supply funds to Continental and its affiliates.

STATISTICAL INFORMATION



Consolidated Average Balance Sheet and Net Interest Revenue
                                                    1993                             1992
                                        Average              Average     Average              Average
($ in millions)                         balance  Interest(a)    rate(b)  balance  Interest(a)    rate(b)
Interest-Earning Assets
Interest-bearing deposits,
  primarily foreign.................... $ 1,941    $  151       7.80%    $ 1,897  $    151       7.95%
Federal funds sold.....................     357        11       3.20         268        10       3.68
Securities purchased under agreements
  to resell............................     849        54       6.31         841        66       7.86
Trading account assets.................   1,454        73       5.00       1,239        48       3.92
U.S. Treasury and federal agency
  securities...........................     449        21       4.65         789        50       6.35
State, county, and municipal
  securities...........................       1        --       8.08          36         3       7.90
Other securities.......................      76         9      12.05         248        40      16.20
  Total securities held to maturity....     526        30       5.72       1,073        93       8.68
U.S. Treasury and federal agency
  securities...........................     465        26       5.50          --        --         --
Other securities.......................     101        11      11.11          --        --         --
  Total securities held for sale.......     566        37       6.50          --        --         --
Loans, net of unearned income
  Domestic.............................  10,732       694       6.46      11,502       800       6.96
  Foreign..............................   1,186        74       6.22       1,754       137       7.81
Total loans(c).........................  11,918       768       6.44      13,256       937       7.07
Total interest-earning assets..........  17,611     1,124       6.38      18,574     1,305       7.03
Other Assets
Cash and non-interest-bearing deposits.   1,847                            1,824
Interest and fees receivable...........     141                              163
Properties and equipment...............     245                              230
Equity investments.....................     545                              439
Other assets...........................   1,433                            1,213
Reserve for credit losses..............    (385)                            (411)
  Total assets......................... $21,437                          $22,032
Interest-Bearing Liabilities
Savings deposits....................... $ 2,309    $   53       2.29%    $ 2,269  $     66       2.91%
Other time deposits....................   5,037       175       3.47       5,586       243       4.35
Foreign-office deposits................   3,072       163       5.32       4,193       240       5.72
  Total interest-bearing deposits......  10,418       391       3.75      12,048       549       4.56
Federal funds purchased................     967        29       2.98       1,094        38       3.47
Securities sold under agreements to
  repurchase...........................     623        30       4.84         729        36       4.96
Other short-term borrowings............   2,317       129       5.57       1,390       112       8.10
Long-term debt.........................   1,153        78       6.71         993        77       7.71
  Total interest-bearing liabilities...  15,478       657       4.24      16,254       812       5.00
Other Liabilities and Stockholders'
Equity
Non-interest-bearing deposits
  Domestic offices.....................   2,596                            2,428
  Foreign offices......................      63                               42
Other liabilities......................   1,473                            1,715
Stockholders' equity...................   1,827                            1,593
  Total liabilities and
    stockholders' equity............... $21,437                          $22,032
Average earning assets--domestic....... $13,187                          $13,740
                      --foreign........   4,424                            4,834
                      --total..........  17,611                           18,574
Net interest revenue  --domestic.......            $  402                         $    410
                      --foreign........                65                               83
                      --total..........               467                              493
Net interest margin(d)--domestic.......                         3.05%                            2.98%
                      --foreign........                         1.47                             1.72
                      --total..........                         2.65                             2.66

(a) Taxable-equivalent adjustments are used in adjusting interest on tax-exempt assets (primarily state, county, and municipal securities) to a fully taxable basis. Such adjustments are based on the prevailing federal and state income tax rates. For 1993 and 1992 the adjustments amounted to $3 million and $4 million, respectively.
(b)  Average rate is computed using amounts rounded to thousands.
(c) The principal amounts of cash-basis and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest on cash-basis loans is included in revenue only to the extent that cash payments have been received, and is included for renegotiated loans at renegotiated rates.
(d) Net interest margin is net interest revenue on a taxable-equivalent basis divided by average earning assets.



Consolidated Average Balance Sheet and Net Interest Revenue

                                                     1991
                                         Average               Average
                                         balance  Interest(a)    rate(b)
Interest-Earning Assets
Interest-bearing deposits,
  primarily foreign....................  $ 2,309    $  254      10.99%
Federal funds sold.....................      354        21       5.91
Securities purchased under agreements
  to resell............................    1,466        87       5.97
Trading account assets.................    1,549        92       5.92
U.S. Treasury and federal agency
  securities...........................      672        53       7.84
State, county, and municipal
  securities...........................       40         3       7.91
Other securities.......................      260        40      15.53
  Total securities held to maturity....      972        96       9.90
U.S. Treasury and federal agency
  securities...........................       --        --         --
Other securities.......................       --        --         --
  Total securities held for sale.......       --        --         --
Loans, net of unearned income
  Domestic.............................   12,331     1,056       8.56
  Foreign..............................    2,254       240      10.67
Total loans(c).........................   14,585     1,296       8.89
Total interest-earning assets..........   21,235     1,846       8.70
Other Assets
Cash and non-interest-bearing deposits.    1,793
Interest and fees receivable...........      183
Properties and equipment...............      234
Equity investments.....................      319
Other assets...........................    1,231
Reserve for credit losses..............    (378)
  Total assets......................... $24,617
Interest-Bearing Liabilities
Savings deposits....................... $ 1,969    $   84        4.28%
Other time deposits....................   6,402       418        6.52
Foreign-office deposits................   4,686       425        9.07
  Total interest-bearing deposits......  13,057       927        7.10
Federal funds purchased................   1,273        71        5.56
Securities sold under agreements to
  repurchase...........................   1,289        84        6.49
Other short-term borrowings............   2,341       185        7.91
Long-term debt.........................     943        85        9.06
  Total interest-bearing liabilities...  18,903     1,352        7.15
Other Liabilities and Stockholders'
Equity
Non-interest-bearing deposits
  Domestic offices.....................   2,260
  Foreign offices......................      52
Other liabilities......................   1,798
Stockholders' equity...................   1,604
  Total liabilities and
    stockholders' equity............... $24,617
Average earning assets--domestic....... $15,574
                      --foreign........   5,661
                      --total..........  21,235
Net interest revenue  --domestic.......            $  421
                      --foreign........                73
                      --total..........               494
Net interest margin(d)--domestic.......                          2.71%
                      --foreign........                          1.30
                      --total..........                          2.33

(a) Taxable-equivalent adjustments are used in adjusting interest on tax-exempt assets (primarily state, county, and municipal securities) to a fully taxable basis. Such adjustments are based on the prevailing federal and state income tax rates. For 1991, the adjustments amounted to $7 million.
(b)  Average rate is computed using amounts rounded to thousands.
(c) The principal amounts of cash-basis and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest on cash-basis loans is included in revenue only to the extent that cash payments have been received, and is included for renegotiated loans at renegotiated rates.
(d) Net interest margin is net interest revenue on a taxable-equivalent basis divided by average earning assets.


Analysis of Year-To-Year Changes in Net Interest Revenue
                                              1993/1992                     1992/1991
                                         Increase (decrease)           Increase (decrease)
                                          due to change in:            due to change in:
                                     Average    Average            Average    Average
($ in millions)                      balance       rate    Total   balance       rate   Total
Interest revenue*
Interest-bearing deposits,
  primarily foreign.............        $  3      $  (3)   $  --     $ (40)     $ (63)  $(103)
Federal funds sold..............           3         (2)       1        (4)        (7)    (11)
Securities purchased under
  agreements to resell..........           1        (13)     (12)      (44)        23     (21)
Trading account assets..........           9         16       25       (16)       (28)    (44)
Securities......................           2        (28)     (26)        9        (12)     (3)
Domestic loans..................         (52)       (54)    (106)      (67)      (189)   (256)
Foreign loans...................         (39)       (24)     (63)      (47)       (56)   (103)
  Total interest revenue........         (73)      (108)    (181)     (209)      (332)   (541)
Interest expense
Domestic office deposits........         (19)       (62)     (81)      (29)      (164)   (193)
Foreign office deposits.........         (61)       (16)     (77)      (41)      (144)   (185)
Federal funds purchased.........          (4)        (5)      (9)       (9)       (24)    (33)
Securities sold under
  agreements to repurchase......          (5)        (1)      (6)      (31)       (17)    (48)
Other short-term borrowings.....          59        (42)      17       (77)         4     (73)
Long-term debt..................          12        (11)       1         4        (12)     (8)
  Total interest expense........         (18)      (137)    (155)     (183)      (357)   (540)
    Net change in net interest
      revenue...................        $(55)     $  29    $ (26)    $ (26)     $  25   $  (1)

*On a taxable-equivalent basis.

SECURITIES

Securities Held to Maturity
($ in millions)                                        Amount        Yield(a)
U.S. Treasury and federal agency securities
Maturity distribution on December 31, 1993
  Within 1 year...................................       $378         4.82%
  After 1 but within 5 years......................         53         4.85
  After 5 but within 10 years.....................         14         4.86
  After 10 years..................................        113         5.59
    Total on December 31, 1993....................        558         4.98
Total on December 31, 1992........................        317         4.42
Total on December 31, 1991........................        763         7.66
State, county, and municipal securities
    Total on December 31, 1993....................         --           --
Total on December 31, 1992........................         --           --
Total on December 31, 1991........................         37         8.13
Other securities
Maturity distribution on December 31, 1993
  Within 1 year...................................          1         9.24
  After 1 but within 5 years......................          2         5.76
  After 5 but within 10 years.....................         --           --
  After 10 years..................................         46         4.70
    Total on December 31, 1993(b).................         49         4.87
Total on December 31, 1992........................        190         6.79
Total on December 31, 1991........................        251         7.44

(a) The weighted-average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each issue. The yields for tax-exempt securities are calculated on a taxable-equivalent basis incorporating a combined federal and state effective tax rate of approximately 38%.
(b) Securities of any single issuer were less than 10% of stockholders' equity on December 31, 1993.



Securities Available for Sale(a)

($ in millions)                                        Amount        Yield(b)
U.S. Treasury and federal agency securities
Maturity distribution on December 31, 1993
  Within 1 year...................................       $ --           --%
  After 1 but within 5 years......................         --           --
  After 5 but within 10 years.....................         --           --
  After 10 years..................................        550         5.02
    Total on December 31, 1993....................        550         5.02
Other securities
Maturity distribution on December 31, 1993
  Within 1 year...................................         26         4.15
  After 1 but within 5 years......................        144         5.74
  After 5 but within 10 years.....................         47        11.96
  After 10 years..................................        153         5.65
    Total on December 31, 1993(c).................        370         6.39

(a)  As a result of the adoption of Statement of Financial
     Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993, Continental transferred
    $665 million of securities from securities held for sale, $157 million from loans, and $98 million from trading account assets to securities available for sale.
(b) The weighted-average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each issue. The yields for tax-exempt securities are calculated on a taxable-equivalent basis incorporating a combined federal and state effective tax rate of approximately 38%.
(c) Securities of any single issuer were less than 10% of stockholders' equity on December 31, 1993.





Securities Held for Sale(a)

December 31, 1992 ($ in millions)                      Amount        Yield(b)
U.S. Treasury and federal agency securities........      $414         6.48%
State, county, and municipal securities............        34         8.06
Other securities...................................        47         6.31

(a) On December 31, 1992, Continental reclassified $495 million of securities held to maturity to securities held for sale.
(b) The weighted-average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each issue. The yields for tax-exempt securities are calculated on a taxable-equivalent basis incorporating a combined federal and state effective tax rate of approximately 37%.

LOANS

The tables for year-end and average loans for the last five years are presented in Note 6--Loans--of Notes to Consolidated
Financial Statements on pages 71 through 73.



Maturity and Interest-Rate Sensitivity of Loans*
                                                After one
                                     One year     through  After five
December 31, 1993 ($ in millions)     or less  five years       years    Total
Maturity
Domestic loans
Commercial and industrial..........    $3,082      $2,985      $1,023  $ 7,090
Mortgage and real estate...........       602         575          55    1,232
Financial institutions.............       360         491         260    1,111
All other..........................       772         278         168    1,218
  Total domestic loans.............     4,816       4,329       1,506   10,651
Foreign loans......................       613         144         192      949
  Total loans......................    $5,429      $4,473      $1,698  $11,600
Rate sensitivity
Predetermined interest rates.......                $  367      $  104
Floating interest rates............                 4,106       1,594
  Total............................                $4,473      $1,698

*Estimated distribution, excluding leases, and loans secured by one-to-four-family residential properties.

Nonperforming Loans

The discussion of and tables for nonperforming loans for the last five years are presented in Note 6--Loans--of Notes to Consolidated Financial Statements on pages 71 through 73.
Information concerning Continental's interest-accrual policies for loans is presented in Note 2--Summary of Significant
Accounting Policies--of Notes to Consolidated Financial
Statements on pages 64 through 68.

CREDIT ANALYSIS AND LOSS EXPERIENCE



Analysis of Net Credit Loss Experience

($ in millions)                                   1993     1992     1991     1990     1989
Reserve for Credit Losses--Beginning of Year
General.......................................   $ 355    $ 385    $ 288    $ 257   $  992
Allocated transfer risk.......................      21       25       --       --       --
  Total reserve for credit losses--beginning
    of year...................................     376      410      288      257      992
Provision for Credit Losses
General.......................................     183      124      315      118       44
Allocated transfer risk.......................      (2)       1       25       --       --
  Total provision for credit losses...........     181      125      340      118       44
Charge-Offs
Commercial and industrial loans...............      34       74       80       55       70
Mortgage and real estate loans................     184       68       98       19        8
Loans to financial institutions...............       2        4        6       --       --
Consumer loans................................       4        2        7       --        1
All other loans...............................      --       --       26        2       --
  Total domestic charge-offs..................     224      148      217       76       79
Foreign charge-offs*..........................      53       68       60       55      718
  Total charge-offs...........................     277      216      277      131      797
Recoveries
Commercial and industrial loans...............      20        9       11        3       14
Mortgage and real estate loans................       2        3        2        4       --
Loans to financial institutions...............      --       --        5       --        1
Consumer loans................................      --        1       --        1       --
All other loans...............................      --        1        4       --        1
  Total domestic recoveries...................      22       14       22        8       16
Foreign recoveries............................      33       44       32       36        3
  Total loan recoveries.......................      55       58       54       44       19
Other Adjustments
Other adjustments.............................      (7)      (1)       5       --       (1)
  Total other adjustments.....................      (7)      (1)       5       --       (1)
Reserve for Credit Losses--Year-End
General.......................................     328      355      385      288      257
Allocated transfer risk.......................      --       21       25       --       --
  Total reserve for credit losses--year-end...   $ 328    $ 376    $ 410    $ 288    $ 257
Reserve as a percentage of loans--year-end....    2.80%    3.02%    2.95%    1.88%    1.65%
Net charge-offs...............................   $ 222    $ 158    $ 223    $  87    $ 778
Net charge-offs as a percentage of average
  loans.......................................    1.86%    1.19%    1.53%    0.57%    4.83%

*Included charge-offs against the allocated transfer risk reserve of $19 million in 1993 and $5 million in 1992.

Discussion of the reserve for credit losses is set forth on page 30 and pages 52 and 53 of Management's Discussion and Analysis, under the captions "Provision for Credit Losses" and "Reserve for Credit Losses," respectively.



Allocation of Reserve for Credit Losses

                                   1993                1992                 1991                 1990                 1989
December 31                Reserve   Percent of Reserve   Percent of Reserve   Percent of Reserve   Percent of Reserve  Percent of
($ in millions)             amount  total loans  amount  total loans  amount  total loans  amount  total loans  amount total loans
Domestic loans
Commercial and
  industrial..........        $ 85         60.4%   $ 80         56.0%   $117         52.3%   $117         51.1%   $ 64        51.3%
Mortgage and real
  estate..............         100         11.5     104         16.5      73         17.7      27         18.3      23        17.9
Financial
  institutions........           8          9.5       7          9.7       6          7.8      15          6.8       7         6.1
Consumer..............           4          3.9       2          3.1       2          2.6       3          2.2       3         2.3
All other ............           3          6.5       2          5.0       2          5.2       2          4.4       2         5.1
  Total domestic......         200         91.8     195         90.3     200         85.6     164         82.8      99        82.7
Foreign loans
Foreign...............          23          8.2      43          9.7      58         14.4      49         17.2      51        17.3
Total allocated.......         223        100.0     238        100.0     258        100.0     213        100.0     150       100.0
Unallocated...........         105           --     138           --     152           --      75           --     107          --
  Total...............        $328        100.0%   $376        100.0%   $410        100.0%   $288        100.0%   $257       100.0%

The following table presents an analysis of the changes in the foreign component of the reserve for credit losses for the five years ended December 31, 1993:



Changes in Foreign Component of Reserve for Credit Losses

December 31 ($ in millions)                             1993   1992   1991   1990   1989
Balance at beginning of year.......................     $ 43   $ 58   $ 49   $ 51  $ 763
Provisions for credit losses.......................       --     10     37     16      4
Charge-offs*.......................................      (53)   (68)   (60)   (55)  (718)
Recoveries.........................................       33     44     32     36      3
Other adjustments..................................       --     (1)    --      1     (1)
  Balance at end of year...........................     $ 23   $ 43   $ 58   $ 49  $  51

*Included charge-offs against the allocated transfer risk reserve of $19 million in
 1993 and $5 million in 1992.

DEPOSITS



Average Deposits in Foreign Offices

($ in millions)                                            1993         1992         1991
Banks...............................................     $2,231       $3,257       $3,551
Governments and official institutions...............         79           70           95
Other time..........................................        760          870        1,051
Other demand........................................         65           38           41
  Total.............................................     $3,135       $4,235       $4,738



Time Deposits of $100,000 or More

                                                 Time certificates    Other time
December 31, 1993 ($ in millions)                       of deposit      deposits    Total
Maturity distribution in domestic offices
3 months or less............................                $  515        $   79   $  594
Over 3 through 6 months.....................                   491             2      493
Over 6 through 12 months....................                   284             2      286
Over 12 months..............................                 3,425            26    3,451
  Total domestic offices....................                 4,715           109    4,824
In foreign offices
Foreign offices.............................                    13         2,106    2,119
  Total.....................................                $4,728        $2,215   $6,943

SHORT-TERM BORROWINGS



Short-Term Borrowings

($ in millions)                                   1993       1992       1991
Federal funds purchased(a)
Balance on December 31.....................     $1,312     $1,367     $  999
Maximum balance at any month-end...........      1,312      1,489      1,666
Average amount outstanding.................        967      1,094      1,273
Average interest rate
  For the year.............................       2.98%      3.47%      5.56%
  On December 31...........................       2.96       2.93       4.41
Securities sold under agreements to
  repurchase(a)
Balance on December 31.....................     $  419     $  667     $  943
Maximum balance at any month-end...........        886      1,470      1,639
Average amount outstanding.................        623        729      1,289
Average interest rate
  For the year.............................       4.84%      4.96%      6.49%
  On December 31...........................       7.76       4.17       5.12
Demand notes issued to the U.S. Treasury
Balance on December 31.....................     $1,300     $  768     $1,300
Maximum balance at any month-end...........      1,385      1,800      1,300
Average amount outstanding.................        651        579        677
Average interest rate
  For the year.............................       2.81%      3.37%      5.56%
  On December 31...........................       2.75       2.66       4.13
All other borrowings(b)
Balance on December 31.....................     $1,718     $1,419     $  952
Maximum balance at any month-end...........      1,783      1,419      2,178
Average amount outstanding.................      1,666        811      1,664
Average interest rate
  For the year.............................       6.65%     11.48%      8.86%
  On December 31...........................       7.22       6.34      14.70
Total
Balance on December 31.....................     $4,749     $4,221     $4,194
Maximum balance at any month-end...........      4,749      4,461      6,303
Average amount outstanding.................      3,907      3,213      4,903
Average interest rate
  For the year.............................       4.81%      5.81%      6.92%
  On December 31...........................       5.25       4.48       7.12

(a)  Generally mature within 30 days.
(b) Consisted primarily of borrowings of the foreign branches and subsidiaries and commercial paper.

FINANCIAL RATIOS



Selected Statistical Information

Year ended December 31 ($ in millions, except common share data)             1993        1992      1991        1990        1989
Operating Results
Net interest revenue..................................................    $   464     $   489   $   487     $   498     $   540
Fees, trading, and other revenues(a)..................................        640         475       477         436         452
  Total revenues......................................................      1,104         964       964         934         992
Provision for credit losses...........................................        181         125       340         118          44
Operating expenses(a).................................................        683         597       680         722         652
Income tax expense (credit)...........................................        (18)         20        17           6          10
Income (loss) from continuing operations..............................        258         222       (73)         88         286
Loss from business held for sale......................................         --          --        (3)        (13)       (139)
Income (loss) before cumulative effect of accounting change...........        258         222       (76)         75         147
Cumulative effect of accounting change for income taxes...............         80          --        --          --          --
Net income (loss).....................................................    $   338     $   222   $   (76)    $    75     $   147
Per Common Share Data
Earnings (loss) from continuing operations and before cumulative
  effect of accounting change.........................................    $  4.12     $  3.44   $ (2.03)    $  0.95     $  4.64
Earnings from cumulative effect of accounting change..................       1.47          --        --          --          --
Earnings (loss).......................................................       5.59        3.44     (2.08)       0.70        2.06
Cash dividends declared...............................................       0.60        0.60      0.80        1.00        0.85
Book value(b).........................................................      30.01       24.06     20.89       23.73       24.01
Year-End Balances
Loans(c)..............................................................    $11,729     $12,450   $13,881     $15,330     $15,571
Assets................................................................     22,601      22,467    24,008      27,143      29,549
Deposits..............................................................     13,542      14,144    15,735      16,098      17,176
Stockholders' equity..................................................      1,923       1,688     1,512       1,665       1,680
Financial Ratios
Year-end
  Common equity to total assets(b)....................................       6.79%       5.78%     4.68%       4.70%       4.37%
  Equity to total assets(d)...........................................       8.51        7.51      6.30        6.13        5.69
  Reserve for credit losses to total loans(c).........................       2.80        3.02      2.95        1.88        1.65
Average equity to average total assets................................       8.52        7.23      6.52        5.60        5.75
Return on(e)
  Average total assets................................................       1.20        1.01     (0.30)       0.30        0.97
  Average common equity(b)............................................      15.58       15.61     (8.97)       4.00       19.40
Common dividend payout................................................      10.73       17.44        (f)     142.86       41.26
Operating expenses to total revenues(g)...............................      55.71       60.58     68.88       77.30       65.73
Net interest margin(h)................................................       2.65        2.66      2.33        1.99        2.12

(a)  Amounts for 1992 and 1991 restated to reflect reclassification of certain revenues and expenses to net costs of other nonperforming assets (ONPA).
(b)  Assumed conversion of Junior Perpetual Convertible Preference Stock outstanding until it was converted to common stock in
     June 1991.
(c)  Restated to reflect reclassification of certain loans from other real estate owned for 1992 and 1991.  See Note 2 to the financial statements.
(d)  On December 31, 1993, the ratios of Tier 1 capital and total capital to risk-adjusted assets were 7.8% and 10.8%.
(e)  Based on continuing operations.
(f)  Ratio not meaningful due to net loss for the year.
(g)  Excludes net costs of ONPA.
(h)  Computed using amounts rounded in thousands.


Ratios of Earnings to Fixed Charges

Year ended December 31                       1993    1992    1991    1990    1989
Earnings to fixed charges
Excluding interest on deposits..........     1.88x   1.90x   0.87x   1.12x   1.37x
Including interest on deposits..........     1.36x   1.30x   0.96x   1.04x   1.13x
Earnings to combined fixed charges and
preferred stock dividend requirements
Excluding interest on deposits..........     1.78x   1.80x   0.88x   1.11x   1.35x
Including interest on deposits..........     1.34x   1.28x   0.96x   1.04x   1.13x

For purposes of computing these ratios, earnings represent income from continuing operations before income taxes after adding back fixed charges. Fixed charges represent interest and one-third of rents (the portion deemed representative of the interest factor). Preferred stock dividend requirements represent an amount equal to the pretax earnings required to meet applicable preferred stock dividend requirements.

Earnings for 1991 were inadequate to cover fixed charges. The coverage deficiency for both fixed charges and combined fixed charges and preferred stock dividend requirements was $56 million.

FOREIGN OUTSTANDINGS

Information concerning Continental's foreign outstandings is set forth on pages 53 through 55 of Management's Discussion and Analysis, under the caption "Country Risk."

LOAN CONCENTRATIONS

A discussion addressing risk diversification is set forth on pages 40 through 53 of Management's Discussion and Analysis, under the caption "Credit Risk Management."

FOREIGN OPERATIONS

Information concerning Continental's foreign operations is presented in Note 22--Domestic and Foreign Operations--of Notes to Consolidated Financial Statements on pages 97 and 98.

EMPLOYEES

As of December 31, 1993, Continental had (on a full-time-equivalent basis) 4,238 officers and employees, all but 32 of whom were employed by the Bank and its subsidiaries.

COMPETITION

Active competition exists in local, regional, national, and/or international markets in all principal business areas in which Continental is currently engaged, not only with other national and state banks but also with savings and loan institutions, finance companies, and other financial services companies.

Continental competes principally through prices and the quality and nature of services offered. In attracting deposits, Continental's banking subsidiaries pay interest, subject to applicable government regulations, that reflects adjustments in the money markets. Continental's goal is to provide the best possible service for its customers, and in many business areas, including trust activities, correspondent banking, and international banking, service is a primary means of competition.

MONETARY POLICY AND ECONOMIC CONDITIONS

Two key factors in the performance and profitability of bank holding companies are loan volume and the margin or spread between earning yields and interest rates paid to obtain lendable funds in worldwide money markets. Major influences on these factors are federal government policies, including those of the Federal Reserve Board (FRB). Designed to promote orderly economic growth and to control the growth of both money and credit, these policies influence financial and credit market conditions, and affect general interest-rate levels and the ability to lend. Thus, changes in these policies can significantly affect Continental's future business and earnings. Discussion and analysis of the economic environment and its impact on Continental's 1993 and future earnings is set forth on pages 25 through 57 of Management's Discussion and Analysis.

SUPERVISION AND REGULATION

In addition to setting monetary policy, the FRB is the principal regulator of bank holding companies such as Continental. The Bank Holding Company Act of 1956, as amended, generally limits bank holding companies to activities that the FRB determines to be closely related to banking or managing or controlling banks. Under FRB policy, Continental is expected to act as a source of strength to its principal subsidiary, the Bank, and to commit resources in support of it.

A bank holding company cannot acquire substantially all of the assets or control more than 5 percent of the voting shares of any commercial bank of which it is not already the majority shareholder without the approval of the FRB. Also, the FRB cannot approve any application to acquire shares of an additional commercial bank located outside the state in which a holding company's existing bank subsidiaries are located unless specifically authorized by the laws of the additional bank's state. Illinois has enacted a reciprocal national interstate banking statute, which became effective on December 1, 1990. The statute authorizes a bank holding company whose principal place of business is in another state to acquire control of an Illinois bank or bank holding company if the laws of the home state of the acquiring bank holding company authorize an Illinois bank holding company to acquire control of a bank or bank holding company in that state. The approval of the Illinois Commissioner of Banks and Trust Companies (Illinois Commissioner) is required to effect such an acquisition within Illinois.

The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of qualifying total capital to risk-adjusted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8 percent. At least half of the total capital is to comprise common stock, retained earnings, and a limited amount of qualifying perpetual preferred stock, less disallowed intangibles, including goodwill (Tier 1 capital). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (Tier 2 capital). In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to between 3 percent and 5 percent. The FRB has not advised Continental of any specific minimum Tier 1 leverage ratio applicable to it. Information concerning Continental's capital ratios is set forth on pages 34 and 35 of Management's Discussion and Analysis, under the caption "Capital."

As a national bank, the Bank is a regulated entity permitted to engage only in banking and activities incidental to banking. National banks are primarily regulated and examined by the Office of the Comptroller of the Currency (Comptroller). In addition, national banks are subject to certain regulations adopted by the FRB and the Federal Deposit Insurance Corporation (FDIC). Major matters regulated include loan limits, deposit reserves and insurance, interest rates, securities dealings, international operations, dividends, and transactions with affiliates. The Comptroller has adopted risk-based capital and minimum leverage ratio guidelines for national banks similar to those adopted by the FRB for bank holding companies. The Comptroller has not advised the Bank of any specific leverage ratio applicable to it. On December 31, 1993, the Bank's capital ratios exceeded those required under the Comptroller's guidelines.

In late 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became law. The statute significantly revised key aspects of bank regulation. Many parts of the statute have delayed effective dates and provisions for phasing in certain new requirements. The federal bank regulatory agencies have adopted implementing regulations in many of the areas impacted, including ones relating to risk-based FDIC insurance assessments, brokered deposits, interbank liabilities, operational and managerial standards, and auditing requirements. FDICIA also requires those agencies to take "prompt corrective action" with respect to depository institutions that do not meet minimum regulatory capital requirements. The Bank presently exceeds all such requirements. FDICIA establishes five capital levels and imposes increasingly stringent limitations on banks that fall below the highest level. The federal bank regulatory agencies have issued various implementing regulations, certain of which are described below, and have others in the proposal stage, including one that would add an interest-rate-risk component to risk-based capital requirements. It is anticipated that FDICIA and the regulations issued thereunder will result in increased costs for the banking industry, including the Bank, due to higher

FDIC insurance assessments and additional operating and reporting requirements. FDICIA and those regulations are not expected to have a material adverse effect on the Bank's present operations.

The Bank's deposits are insured by the FDIC. Pursuant to FDICIA, the FDIC has adopted an interim risk-based system for the payment of insurance premiums beginning in 1993 at rates ranging from $0.23 to $0.31 per $100 of deposits. A final risk-based system must be implemented under FDICIA by mid-1994.

Subject to regulation by the FRB, banks and their Edge Act corporation subsidiaries which engage in international banking and finance may establish foreign branches. With FRB approval, Edge Act corporations may also establish United States branches and invest in the shares of financial companies whose transactions in the United States are solely and directly related to international business. Moreover, with FRB consent, bank holding companies and their nonbank subsidiaries may own or control the voting shares of any company in which an Edge Act corporation may invest and of certain other companies whose business is closely related to banking.

On February 8, 1994, the FRB terminated the agreement, dated as of July 26, 1984, between the FRB and Continental, under which Continental, in order to ease any liquidity pressures, was required to establish from time to time interim target levels of consolidated assets that could be funded on a sustainable basis.

Federal law also places restrictions on extensions of credit by banks to their parent bank holding companies and, with some exceptions, other affiliates, on investments in stock or securities thereof, and on the taking of such stock or securities as collateral for loans.

Banks and their affiliates are also subject to certain restrictions on the issuance, underwriting, public sale, and distribution of securities. Operations in countries other than the United States are subject to various restrictions and to the supervision of various regulatory authorities, under federal law and the laws of those countries.

On December 23, 1993, Continental filed with the Illinois
Commissioner an Application For Approval to Convert From a
National Bank to a State Bank.  In connection therewith,
Continental has pending applications with the FRB for approval of membership therein as an Illinois bank and with the Illinois
Commissioner for authorization as a state bank to exercise trust powers.

Note 10--Regulatory Matters--of Notes to Consolidated Financial Statements on pages 76 and 77 provides information on dividend restrictions on Continental and the Bank, and limitations on loans from Continental's bank subsidiaries to Continental and its affiliates.

ITEM 2.  PROPERTIES

The Bank's banking headquarters and Continental's principal offices are located at 231 South LaSalle Street, Chicago, Illinois, in a 23-story building owned by the Bank on land of which one-half is owned by the Bank and one-half is held under a lease expiring in 1996 (with an option to purchase for $23 million prior to lease expiration). Approximately 97 percent of the building is occupied by the Bank. Continental and certain other subsidiaries, including the Bank, own directly or beneficially other unimproved and improved land in Chicago and own or lease office space at various locations in the United States and in foreign countries. For information on properties leased by Continental, see Note 12--Lease and Other Commitments--of Notes to Consolidated Financial Statements on page 78.

ITEM 3.  LEGAL PROCEEDINGS

Information pertaining to legal matters is presented in
Note 1--Proposed Merger with BankAmerica--and Note 24--Legal
Proceedings--of Notes to Consolidated Financial Statements on pages 63 and 64 and page 102, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE CORPORATION

Continental Bank Corporation

Thomas C. Theobald (56) (1987)
Chairman

William M. Goodyear (45) (1991)
Vice Chairman

Richard L. Huber (57) (1990)
Vice Chairman

Michael J. Murray (49) (1991)
Vice Chairman

Michael E. O'Neill (47) (1993)
Chief Financial Officer

Roger H. Sherman (60) (1989)
Executive Vice President

Richard S. Brennan (55) (1982)
General Counsel and Secretary,
Partner in the law firm of Mayer, Brown & Platt

John J. Higgins (50) (1985)
Controller

Kurt P. Stocker (56) (1991)
Chief Corporate Relations Officer

Joseph V. Thompson (51) (1986)
Chief Human Resources Officer

The parentheses enclose age, followed by the year in which the individual was initially classified as an executive officer of Continental for Securities and Exchange Commission reporting purposes. Each individual listed also serves as an executive officer of the Bank. Executive officers are appointed by the Board of Directors of Continental or the Bank to hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next following appointment, and until a successor is qualified. They may be removed and replaced only by the Board of Directors of Continental or the Bank, and may be removed, with or without cause, at any time by a majority vote of the directors at the time in office. Under provisions of federal banking law, the initial appointment of an individual as an executive officer of Continental or the Bank presently requires the respective approval of the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, and these regulatory authorities in certain circumstances can cause the suspension or removal of an executive officer.

With the exception of Messrs. Huber and O'Neill, all of the executive officers have served in an executive capacity with Continental, the Bank, or an affiliate of Continental for more than five years. Mr. Huber joined Continental in January 1990. Prior to joining Continental, he served as an executive vice president and head of the Capital Markets and Foreign Exchange Sector at Chase Manhattan Corporation in 1988 and 1989. Prior to that experience, he served in various executive capacities at Citicorp and Citibank since 1973. Mr. O'Neill first joined Continental in 1974 and held a number of international banking positions through the early 1980s. He remained with First Interstate Capital Markets as managing director and co-chief executive when it bought Continental's London-based merchant bank in 1984, but rejoined Continental in 1989 as a managing director in its mergers and acquisitions area. Mr. O'Neill was also responsible for long-term planning at Continental prior to his appointment as chief financial officer in July 1993.

                                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCKHOLDERS

There were 9,709 holders of Continental Bank Corporation common stock on December 31, 1993.

COMMON STOCK LISTING

Continental Bank Corporation common stock is traded on the New York, Midwest, Pacific, and London stock exchanges. Many newspapers quote the daily price per share of the common stock as reported on the New York Stock Exchange Composite Tape, using the abbreviation ContBkCp. The official trading symbol is CBK.

Dividends declared on Continental common stock were $0.60, $0.60, and $0.80 per share in 1993, 1992, and 1991, respectively.
Information setting forth the high and low sales prices of Continental common stock during the past two years is presented in tabular form on page 23, under the caption "Quarterly
Financial Information."

Information setting forth restrictions on Continental's ability to pay dividends on its common stock is presented in Note
10--Regulatory Matters--of Notes to Consolidated Financial
Statements on pages 76 and 77.

ITEM 6.  SELECTED FINANCIAL DATA



Quarterly Financial Information

($ in millions, except                       1993                             1992
common share data)                4th     3rd     2nd      1st     4th     3rd     2nd     1st
Operating results
Interest revenue...........   $   272 $   284 $   268  $   297 $   299 $   305 $   334 $   363
Interest expense...........       160     165     158      174     169     195     215     233
Net interest revenue.......       112     119     110      123     130     110     119     130
Fees, trading, and other
  revenues.................       183     172     141      144     137     124      99     115
Provision for credit
  losses...................        45      45      35       56      45      25      25      30
Operating expenses.........       189     181     162      151     157     150     137     153
Income tax expense
  (credit).................        (7)     (3)     (7)      (1)      4       6       5       5
Income before cumulative
  effect of accounting
  change...................        68      68      61       61      61      53      51      57
Cumulative effect of
  accounting change for
  income taxes.............        --      --      --       80      --      --      --      --
Net income.................   $    68 $    68 $    61  $   141 $    61 $    53 $    51 $    57
Per common share data
Earnings before cumulative
  effect of accounting
  change...................   $  1.11 $  1.11 $  0.95  $  0.96 $  0.95 $  0.82 $  0.78 $  0.90
Earnings...................      1.11    1.11    0.95     2.40    0.95    0.82    0.78    0.90
Cash dividends.............      0.15    0.15    0.15     0.15    0.15    0.15    0.15    0.15
Book value--period-end.....     30.01   28.26   27.17    26.33   24.06   23.14   22.39   21.78
Stock price--high..........    28.500  27.375  28.375   28.250  22.000  19.625  19.625  17.375
             low...........    23.250  22.875  21.375   19.500  15.125  15.750  15.250   9.125
             close.........    26.375  27.000  23.875   27.875  21.625  16.250  18.250  16.750

Fourth-Quarter Summary

Continental reported a $7 million, or 11 percent, increase in net income for the fourth quarter of 1993 over the 1992 period. The year-to-year improvement was due to higher revenues and the recognition of additional deferred tax benefits, partially offset by increases in operating expenses, including the costs of other nonperforming assets (ONPA).

Net interest revenue fell $18 million from the 1992 fourth quarter, due to a narrower interest-rate spread and a lower level of average earnings assets. Fees, trading, and other revenues rose $46 million, or 34 percent, over the prior year's quarter, primarily due to a $24 million increase in revenues from equity investments and a $14 million rise in trading revenues.

Fourth-quarter 1993 operating expenses increased 20 percent from the 1992 quarter. Much of the increase was due to an $18 million rise in the net costs of ONPA, mainly foreclosure costs related to other real estate owned (OREO) properties. The remainder of the increase was largely attributable to higher incentive compensation, professional service, and insurance expenses.

The fourth-quarter provision for credit losses remained level with the same period last year. Fourth-quarter 1993 charge-offs rose $14 million, or 25 percent, from the same period last year, primarily due to higher write-downs in the residential real estate portfolio. Recoveries were down $5 million from last year's fourth quarter.

Nonperforming assets decreased $113 million from September 30, 1993. Nonperforming loans dropped significantly in all major categories, offset, in part, by a $22 million increase in ONPA.

The income tax credit of $7 million, compared with income tax expense of $4 million in the 1992 quarter, was due to the recognition of additional deferred tax benefits.

SENSITIVITY TO INTEREST-RATE CHANGES


Sensitivity To Interest-Rate Changes
                                                 Repricing Periods
                                      1-30    31-90   91-180 181-365     Over
December 31, 1993 ($ in millions)     days     days     days    days   1 year     Total
Interest-earning assets
Loans........................      $ 6,503  $ 3,586  $   785  $  171  $   684   $11,729
Interest-bearing deposits....        1,199      604       --      --       --     1,803
Other earning assets.........        3,279      327      398     406      334     4,744
  Interest-earning assets....       10,981    4,517    1,183     577    1,018    18,276
Interest-bearing liabilities
Time deposits................        3,861    1,745      661     489    3,818    10,574
Other borrowings*............        4,363      358       28      --       --     4,749
Long-term debt...............           64      351       --      35      718     1,168
  Interest-bearing
    liabilities..............        8,288    2,454      689     524    4,536    16,491
Net interest-bearing gaps....        2,693    2,063      494      53   (3,518)    1,785
Impact of net interest-
  free funds.................           (7)    (442)     (58)    (97)  (1,181)   (1,785)
Impact of off-balance-
  sheet items................       (1,852)  (3,848)    (476)  1,333    4,843        --
Interest-sensitive gap.......          834   (2,227)     (40)  1,289      144        --
Cumulative gap...............      $   834  $(1,393) $(1,433) $ (144) $    --   $    --

*Includes federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings.

The relationships shown are for one day only, and significant changes can occur in the sensitivity relationships as a result of market forces and management decisions. Moreover, although certain assets and liabilities may by their contractual terms change their interest rates within a certain period, they will not necessarily change at the same time or to the same extent. The table includes the effect of off-balance-sheet instruments, such as financial futures contracts and interest-rate swaps.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis uses the following abbreviations:
Allocated transfer risk reserve--ATRR
Federal Deposit Insurance Corporation--FDIC
Highly leveraged transaction--HLT
In-substance foreclosure--ISF
Other nonperforming assets--ONPA
Other real estate owned--OREO
Statement of Financial Accounting Standards--SFAS

On January 28, 1994, Continental and BankAmerica announced that they had signed a definitive agreement for BankAmerica to acquire Continental in a transaction structured as a cash-election merger. Continental's financial condition on December 31, 1993, results of operation for the year then ended, and management's discussion thereof, do not give effect to any financial consequences of the proposed merger. For information on the proposed merger, see Note 1 to the financial statements.

RESULTS OF OPERATIONS--1993 AND 1992

Continental reported net income of $338 million, or $5.59 per common share, for 1993, compared with $222 million, or $3.44 per common share, for 1992. Excluding the $80 million effect of an accounting change for income taxes in 1993, net income was $258 million, or $4.12 per share. Revenues increased
15 percent in 1993 over the prior year, aided by higher trading profits and revenues from equity investments, partially offset by higher credit costs and operating expenses. The recognition of additional deferred tax benefits in 1993 also favorably impacted results.

Revenues

Total revenues in 1993 increased $140 million from the 1992 level. With only a moderate demand for credit continuing during 1993, revenue growth was highly dependent on customer needs for other services. In this regard, fees, trading, and other revenues increased 35 percent over 1992 and more than offset the 5 percent decline in net interest revenue. Trading revenues more than tripled the 1992 level. Gains on loan sales increased
40 percent, and revenues from equity investments were up
32 percent from 1992.



Total Revenues

($ in millions)                                          1993    1992    1991
Net interest revenue................................   $  464    $489    $487
Fees, trading, and other revenues
Fees and commissions................................      194     188     168
Trust income........................................       98      93      95
Trading revenues....................................      102      30      73
Security gains (losses).............................        5      (2)      7
Revenues from equity investments....................      198     150     131
Other revenues*.....................................       43      16       3
  Total fees, trading, and other revenues...........      640     475     477
  Total.............................................   $1,104    $964    $964

*Amounts for 1992 and 1991 restated to reflect reclassification of certain revenues and expenses to net costs of ONPA.

Net Interest Revenue

Net interest revenue, the difference between interest revenue and interest expense, decreased 5 percent from the 1992 level. Net interest revenue is influenced by market interest rates; the level, composition, and repricing characteristics of earning assets and liabilities; loan fees; and the level of and interest collections on nonperforming loans. While Continental relies mainly on interest-bearing funds, it also maintains a considerable amount of interest-free funding, such as demand deposits and stockholders' equity. The level of and benefit from these interest-free funds significantly affect net interest revenue.

Net interest revenue decreased $25 million in 1993, due to a $1 billion reduction in average earning assets, primarily loans, and a slight decline in the net interest margin. The lower level of earning assets caused $17 million of the decline in net interest revenue. The lower margin was due to a reduced benefit from interest-free funds in the lower interest-rate environment, partially offset by a $14 million increase in collections on nonperforming loans and a $7 million increase in loan fees.

See Consolidated Average Balance Sheet and Net Interest Revenue on pages 5 through 8 of Statistical Information for detail of annual average balance-sheet volumes with associated revenues and rates.



Components of Net Interest Margin

                                                       1993     1992     1991
Yield on earning assets...........................     5.97%    6.75%    8.45%
Rate on interest-bearing liabilities.............      4.24     5.00     7.15
Net interest-rate spread..........................     1.73     1.75     1.30
Net cash collections on nonperforming loans.......     0.10     0.03     0.04
Benefit from interest-free funds..................     0.51     0.62     0.79
Loan fee revenue..................................     0.29     0.24     0.17
Tax-equivalent adjustment.........................     0.02     0.02     0.03
  Net interest margin(a)..........................     2.65%    2.66%    2.33%
Average Earning Assets
($ in billions)
Short-term, liquid assets(b)......................    $ 4.6    $ 4.2    $ 5.7
Loans(c)..........................................     11.9     13.3     14.6
Securities........................................      1.1      1.1      0.9
  Total...........................................    $17.6    $18.6    $21.2

(a) Net interest revenue on a taxable-equivalent basis as a percentage of average earning assets.
(b) Includes interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and trading account assets.
(c) Amounts for 1992 restated to reflect reclassification of certain loans from OREO. See Note 2 to the financial statements.

Fees, Trading, and Other Revenues

All categories of fees, trading, and other revenues showed increases in 1993 over 1992. Fees and commissions from the origination and distribution of loans and other assets, cash management services, and other service-related activities rose 3 percent in 1993. Fees and commissions provided more than 30 percent of Continental's non-interest revenue in each of the last five years.

Trust income, derived primarily from portfolio management, fiduciary, and securities services, increased 5 percent in 1993.
The trust business has been a reliable source of revenue, providing more than 15 percent of Continental's non-interest revenue in each of the last five years.

Continental primarily engages in trading activities to serve customers' needs, buying and selling various types of securities, money market instruments, currencies, and derivative and other risk-management products. In 1993, these activities produced revenues of $102 million, $72 million more than 1992, primarily because of improved revenues from the origination of interest-rate-derivative transactions for customers and Continental's management of the resultant risk portfolio. Also contributing to the increase were significantly higher revenues from the trading of emerging markets debt.

Equity investments, both domestic and foreign, have been important revenue providers for Continental and represent another avenue through which Continental profits by serving the financing needs of its customers. Revenues from these investments have averaged more than $100 million per year over the last five years.

The major components of revenues from equity investments were as follows:



Revenues from Equity Investments

($ in millions)                                          1993    1992    1991
Net gains on sale of equity investments.............     $ 93    $100    $ 69
Net unrealized gains................................       81      22      35
Dividends...........................................       15      20      22
Other...............................................        9       8       5
Total...............................................     $198    $150    $131
Equity investments--period-end......................     $679    $504    $383

Revenues from domestic equity investments were $150 million in 1993, up from $113 million in 1992, due to a $59 million increase in net unrealized gains, partially offset by a $22 million decrease in net gains on sales. A significant portion of unrealized gains recorded in 1993 is expected to be realized in the first quarter of 1994. Revenues from foreign equity investments increased to $48 million from $37 million in 1992, primarily due to a $15 million increase in net gains on sales, mainly from Latin American investments.

During 1993, Continental invested directly in a wide variety of companies engaging in activities such as television broadcasting, publishing, healthcare, telecommunications, and financial services. Approximately 36 percent of the 1993 revenues was from ten investments in the telecommunications industry, both domestic and foreign. Revenues from investments in the financial services and apparel industries accounted for an additional 23 percent and 11 percent, respectively. No other industry accounted for more than 10 percent of the revenues. The adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at year-end 1993 resulted in a $45 million increase in the equity-investment portfolio. Under the standard, certain securities previously carried at lower of cost or market in this portfolio are required to be carried at fair value. The increase in value from adopting the standard had no effect on the income statement and is included, net of tax, in a separate component of stockholders' equity. See Note 5 to the financial statements for further discussion of equity investments.

The other revenue component of total revenues includes gains and losses from the translation of foreign-currency assets and liabilities, and a variety of other activities. In 1993, other revenues included gains on loan sales of $36 million, $7 million from the settlement of outstanding claims, and foreign-exchange translation losses attributable to Latin American operations of $4 million. In 1992, other revenues included gains on loan sales of $26 million, $8 million from the collection of claims retained from the sale of a business, and foreign-exchange translation losses of $21 million.

Banking Product Revenues

Four product categories form the core of Continental's business strategy: corporate finance; specialized financial services; trading; and equity financing. The amounts in the following table differ from those in similar revenue lines in the consolidated statement of operations, because Continental presents banking product revenues after allocating funding costs among product lines.



Banking Product Revenues*

($ in millions)                                          1993    1992    1991
Corporate finance
Lending............................................    $  350    $367    $345
Syndication, distribution, and other credit
  products.........................................       187     169     153
  Total corporate finance..........................       537     536     498
Specialized financial services
Cash management....................................       119     116     102
Securities and clearing............................        59      64      57
Private banking, personal trust, and other.........        80      86     109
  Total specialized financial services.............       258     266     268
Trading............................................       123      46      98
Equity financing
Domestic...........................................       139     100      66
Foreign............................................        43      30      52
  Total equity financing...........................       182     130     118
  Total banking product revenues...................     1,100     978     982
All other revenues.................................         4     (14)    (18)
  Total revenues...................................    $1,104    $964    $964

*Prior years restated to conform to the 1993 presentation.

Corporate Finance: Corporate finance revenues, which include revenues from lending, syndication, and distribution activities, rose slightly from the 1992 level. Lending revenues fell
5 percent due to a $1.3 billion decline in average loans, partially offset by higher cash collections on nonperforming loans and increased loan fees. Increased capital markets activity in 1993 produced higher syndication and distribution revenues from gains on Latin American debt sales and higher domestic transaction flow.

Specialized Financial Services: Cash management revenues increased 3 percent, primarily due to increased business volume. The $5 million drop in revenue from securities and clearing services reflected downward pricing pressure. Revenues from private banking, personal trust, and other activities, primarily deposit-related, fell 7 percent due to the lower value of interest-free funds in a lower interest-rate environment.

Trading: Trading revenues rose $77 million due to increased revenues from secondary asset trading and growth in revenues from customer-driven activity in interest-rate derivative products. While achieving significant revenue growth year-to-year, this area is still viewed by management as one in which opportunities to expand business will continue. The key to continued growth lies in Continental's ability to provide financial products and services to assist customers in managing financial risk inherent to their businesses, and to deliver value to financial investors.

Equity Financing:  Revenues from equity financing increased
40 percent from the prior year to a record level of $182 million. In 1993, 55 percent of revenues from equity financing was from net gains on sales, dividends, and fees; the remaining 45 percent was from unrealized market appreciation. In 1992, 83 percent of revenues represented net gains on sales, dividends, and fees. Equity investments have consistently contributed to product revenues, averaging 14 percent of total banking product revenues over the past three years.

All Other Revenues: All other revenues consists of revenues from non-product-related activities, such as foreign-exchange translation. In 1993, all other revenues included $7 million from the settlement of outstanding claims and $4 million of foreign-exchange translation losses attributable to Latin American operations. In 1992, foreign-exchange translation losses amounted to $21 million; $8 million from the collections retained from the sale of a business was also included in all other revenues. Losses from write-downs of nonperforming assets acquired in connection with corporate finance activities are included in corporate finance product revenues.

Provision for Credit Losses

The provision for credit losses totaled $181 million in 1993, compared with $125 million in 1992. See Reserve for Credit
Losses on pages 52 and 53 for a discussion of reserve adequacy.

Operating Expenses



Operating Expenses

($ in millions)                                        1993     1992     1991
Employee expenses................................      $313     $299     $344
Net occupancy expense............................        50       46       52
Equipment expense................................        19       20       43
Provision for business restructuring.............         3        6       46
Other expenses*..................................       230      213      179
  Subtotal.......................................       615      584      664
Net costs of other nonperforming assets..........        68       13       16
  Total..........................................      $683     $597     $680
Staff level--period-end
  Operating......................................     4,216    4,235    4,596
  Total..........................................     4,238    4,276    5,054

*Restated to reflect reclassification of certain revenues and expenses to net costs of ONPA.

Total operating expenses rose 14 percent in 1993. Excluding the net costs of ONPA of $68 million for 1993 and $13 million for 1992, operating expenses increased 5 percent over the 1992 level. On this basis, despite the increase in operating expenses, the efficiency ratio (operating expenses as a percentage of revenues) improved to 56 percent in 1993, compared with 61 percent in 1992.

Employee expenses increased $14 million year-to-year, primarily due to higher provisions for incentive compensation related to improved revenue levels. Increases in base salaries, as well as pension, medical, and other employee benefit expenses, also contributed to the 1993 rise. Partially offsetting these increases were reductions in contributions to the Employees Stock Ownership Plan and payroll tax expense. The increase in medical expense was related to the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Net occupancy expense increased slightly in 1993, primarily due to higher expenses for the maintenance of banking premises. Other expenses rose 8 percent and included higher professional service fees, an increase in FDIC insurance premiums, and higher travel expense. Professional service fees increased $7 million, resulting from several marketing-related projects.

Net costs of ONPA were $68 million in 1993, compared with $13 million in 1992. The increase was primarily due to write-downs and foreclosure costs related to OREO. Continental expects these costs in future periods to be below the 1993 level. For information about the components of net costs of ONPA, see
Note 21 of the financial statements.

Income Taxes

Effective January 1, 1993, Continental adopted SFAS No. 109, "Accounting for Income Taxes," which resulted in the recognition of $354 million of deferred federal tax benefits, reduced by the establishment of a valuation allowance of $274 million. The net amount of $80 million is included in 1993 net income as the cumulative effect of a change in accounting principle.

Realization of deferred tax benefits is dependent on Continental's ability to generate taxable income in the current and future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

Continental had taxable income and pretax book income for 1993 and the prior two years as follows:


($ in millions)                                    1993       1992       1991
Taxable income (loss).........................     $178       $ 94      $(133)
Pretax book income (loss).....................      240        242        (56)

Continental recorded an income tax credit of $18 million in 1993, compared with income tax expense, primarily foreign taxes applicable to equity investment gains, of $20 million in 1992. The 1993 credit included the recognition of an additional
$49 million of deferred federal tax benefits as a result of a decrease in the valuation allowance of $157 million, partially offset by a decrease in the gross deferred tax asset of $108 million.

Management increased its projection of future taxable income in view of Continental's 1993 earnings and, as a result, reduced the valuation allowance to $117 million as of December 31, 1993.

In order to fully realize the December 31, 1993, deferred tax asset of $129 million (without regard to a $19 million deferred tax liability resulting from the adoption of SFAS No. 115), Continental will need to generate future taxable income of approximately $369 million. Management believes that it is more likely than not that the required amount of taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings, and, if current earnings and taxable income trends continue, additional tax benefits will be recognized through further reductions of the valuation allowance. See Note 20 to the financial statements for additional information on income taxes.

DOMESTIC/FOREIGN OPERATIONS

Continental attributes assets and earnings to domestic and foreign operations based on the location of the principal obligor. The level of foreign assets increased in 1993 after years of decline principally due to the downsizing or closing of certain foreign operations and a reduction of Latin American exposure. The increase from year-end 1992 was primarily due to an increase in short-term assets in the Asia/Pacific region.



Foreign Operations*

($ in millions)                     1993            1992            1991
Total revenues...............     $  246   22%    $  202   21%    $  198   21%
Income (loss) from
  continuing operations......         97   38         51   23         (9)  12
Period-end total assets......      4,907   22      4,559   20      5,456   23

*Presented as a percent of total consolidated amounts.

Income from continuing operations attributable to foreign operations was $97 million in 1993, compared with $51 million in 1992. Latin America continued to be the principal contributor to foreign earnings. However, a $51 million increase in non-interest revenues, primarily from higher gains from equity investments, was almost entirely offset by lower net interest revenue and higher income taxes. Results improved in all other regions, except Asia/Pacific where a decline in net interest revenue and an increase in operating expenses resulted in a $17 million drop in earnings. Domestic income from continuing operations amounted to $161 million in 1993, compared with $171 million in 1992.

For country risk information, see pages 53 through 55.

BALANCE-SHEET ANALYSIS

Continental's well-established distribution network enables it to meet customer needs by placing financial assets with a broad range of investors. This limits Continental's need to use its balance sheet, thereby maximizing risk-adjusted returns.

Assets

Although total assets increased only slightly from year-end 1992, the composition of total assets changed more significantly. As a result of the adoption of SFAS No. 115 on December 31, 1993, Continental transferred $665 million of securities from securities held for sale, $157 million from loans, and $98 million from trading account assets to securities available for sale. The recording of net unrealized gains on securities available for sale and equity investments increased those categories by $9 million and $45 million, respectively.



Total Assets

                                       1993                     1992
December 31                               Percent of               Percent of
($ in billions)                Balance  total assets    Balance  total assets
Short-term,
  liquid assets*..........       $ 5.0            22%     $ 5.3            24%
Loans.....................        11.7            52       12.5            55
Other.....................         5.9            26        4.7            21
  Total...................       $22.6           100%     $22.5           100%

*Includes interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and trading account assets. Certain securities available for sale, not included in these amounts, provide additional liquidity.

Continental estimates that $7 billion of credit facilities
(unused credit commitments and loans) were sold in 1993, excluding sales of short-term loans (for example, loan participation certificates).

Deposits

Deposits, the principal source of funds, totaled $13.5 billion on December 31, 1993, down $602 million from year-end 1992. Most of the reduction was in deposits in domestic offices, primarily interest-bearing. At year-end 1993, $3.7 billion of deposits had a remaining maturity of more than one year, compared with $4.4 billion the prior year. Such funds are considered to be term deposits and are included in Continental's term funding.

The Bank has issued certificates of deposit through securities brokers. At year-end 1993, these deposits totaled $4.3 billion. During 1993, Continental issued approximately $250 million of these deposits, with an average maturity of more than five years. These deposits allow Continental to obtain retail-priced term funding without incurring costs associated with a retail branch network.

Capital

Maintaining a strong capital base is a key component of a successful funding strategy and provides Continental with both the level of capital to prudently support the financial risks inherent in its businesses and the flexibility to take advantage of new business opportunities.

Continental's objective is to maintain capital ratios in excess of the regulatory minimums through retention of earnings, asset management, and the issuance of qualifying debt. Despite an increase in risk-adjusted assets, the ratios of Tier 1 capital and total capital to risk-adjusted assets increased from year-end 1992, due to an increase in capital from retention of earnings. In addition, the $80 million net deferred tax benefit that was recorded upon adoption of SFAS No. 109 was recognized for regulatory capital purposes. However, the purchase of treasury stock in 1993 reduced capital. The improvement in the leverage ratio resulted primarily from the increase in Tier 1 capital.

The adoption of SFAS No. 115 resulted in the recording of net appreciation on securities available for sale and certain equity investments of $35 million, net of income tax effect ($54 million on a pretax basis). The net appreciation is reported as a separate component of stockholders' equity. This portion of equity did not qualify as regulatory capital as of December 31, 1993.



Regulatory Capital Ratios

                                           Continental             Bank
December 31 ($ in millions)               1993       1992      1993      1992
Capital
Tier 1............................     $ 1,888    $ 1,688   $ 2,110   $ 1,828
Tier 2............................         733        643       700       590
  Total*..........................     $ 2,621    $ 2,331   $ 2,810   $ 2,418
Risk-adjusted assets
Balance-sheet assets..............     $15,537    $15,069   $15,440   $14,987
Off-balance-sheet assets..........       8,776      8,358     8,700     8,312
  Total...........................     $24,313    $23,427   $24,140   $23,299
Capital ratios
Tier 1 capital to risk-adjusted
  assets (regulatory minimum
  --4%)...........................         7.8%       7.2%      8.7%      7.8%
Total capital to risk-adjusted
  assets (regulatory minimum
  --8%)...........................        10.8        9.9      11.6      10.4
Leverage ratio....................         9.0        7.9      10.2       8.6

*Includes stockholders' equity, subordinated and other qualifying debt, and a portion of the reserve for credit losses.

The largest component of capital is stockholders' equity. The ratio of equity to assets was 8.5 percent at year-end 1993, an improvement from 7.5 percent at year-end 1992, primarily due to earnings retention.

OFF-BALANCE-SHEET ACTIVITIES

Continental engages in a variety of transactions with customers and for its own account which by their nature, are not recorded on the balance sheet. These transactions are in the form of contingent liabilities, including commitments to extend credit, contracts to purchase and sell foreign currencies, and derivative instruments. Some of these transactions are entered into to assist Continental and its customers to manage financial risks, while others are for Continental's proprietary trading purposes. The products most often involved in these transactions are derivative and credit-related.

Derivative Products

Derivative products involve the use of one or more of the following basic instruments: futures, forwards, swaps, and options. The financial risks inherent in these instruments may include interest-rate, foreign-currency, and other price risks.

Basic derivative instruments may be combined to "build" other derivatives. For example, an interest-rate collar combines a sold option and a purchased option to provide protection for a range of interest-rate movements at a low cost. Financial instruments also may be combined to build other derivatives for the management of more than one financial risk. For example, a cross-currency interest-rate swap is designed to manage both interest-rate and foreign-currency risk. For more information about Continental's derivative products, see Note 14 to the financial statements.

Credit-Related Products

Off-balance-sheet credit-related products primarily include commitments to fund under various scenarios and conditions, such as a standby letter of credit. With this product, Continental's obligation is contingent in nature, and, therefore, a liability is not recorded on the balance sheet. However, if the standby letter of credit is expected to be funded and the customer is not expected to repay, then a loss must be recognized in the financial statements.

The credit risks inherent in credit-related products as well as any credit risk associated with derivative products are managed as part of the Bank's overall credit review process and are subject to the same credit policies and practices as a loan. These policies and procedures are discussed in greater detail in Credit Risk Management on pages 40 through 53.

FINANCIAL RISK MANAGEMENT

As a provider of financial services, Continental is exposed to certain inherent risks and, to be successful, must actively manage these risks under dynamic conditions. Continental's Financial Risk Management Committee coordinates and oversees the application of financial risk-management policy and financial strategies. This committee reviews and analyzes Continental's balance-sheet management and financial-risk profile, including liquidity risk, interest-rate risk, trading risk, and foreign-currency risk, as well as risks related to new markets and new products.

Continental utilizes derivatives to manage certain of its financial risks. These include interest-rate risk resulting from Continental's asset and liability structure, trading activities, foreign-currency exposure related to investments in foreign subsidiaries, and price risk associated with certain equity investments.

Liquidity Management

Continental's liquidity management balances the trade-off between financial flexibility and funding costs to provide adequate liquidity. Because of its business banking strategy, Continental's primary source of funds is the wholesale capital markets. Therefore, key elements of Continental's liquidity management policy include limiting the reliance on short-dated funding, establishing an appropriate level of medium- and long-term funding to provide stability, diversifying funding sources, and maintaining a liquidity cushion using readily marketable and/or short-maturity assets. For a more detailed discussion of liquidity, see Funding Strategy below.

In 1993, Continental's net cash flow was $188 million, compared with $147 million in 1992. The net decrease in loans produced cash inflows of $167 million in 1993 and $1.269 billion in 1992. Issuance of long-term debt, net of repayments and retirements, provided $183 million of cash in 1993. However, in 1992, repayments and retirements exceeded proceeds from the issuance of long-term debt, resulting in a net cash outflow of $21 million. Proceeds from sales and maturities of securities held to maturity and sales of equity investments totaled $338 million in 1993 and $735 million in the prior year. During 1993, the purchase of securities held to maturity and equity investments totaled
$514 million in 1993 and $685 million in the prior year.

Funding Strategy

Continental accesses various capital markets when they are economically attractive, while maintaining a balance among capital, term funding, and short-term funding. This strategy, in conjunction with its liquidity policy, is designed to mitigate any adverse impact on Continental when unfavorable conditions exist in capital markets.

Term Funding

Continental considers term funding (funding with remaining maturities of more than one year) a key element of its liquidity management, especially due to the corporation's limited retail deposit base. Although most of Continental's term funding is fixed-rate, it has been converted to a floating-rate basis through the use of derivative products. In general, interest-rate risk on these funds is managed as part of Continental's overall interest-rate-sensitivity position.

Term funding decreased from $5.2 billion on December 31, 1992, to $4.8 billion on December 31, 1993, consistent with the $0.7 billion decline in loans. During 1993, Continental issued $1.0 billion of term liabilities with an average original maturity of 5.1 years, bringing the average remaining maturity of term funds to 3.4 years at year-end. The level of term funding in 1994 will be managed in accordance with changing conditions in capital markets and the size and composition of Continental's balance sheet. See Note 7 to the financial statements for additional information on long-term debt.

Short-Term Funding

Short-term obligations are used to fund short-term assets and a portion of longer-term assets. Short-term obligations include deposits with remaining maturities of less than one year, federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. These obligations amounted to $14.6 billion at year-end 1993.

Interest-Rate-Risk Management

In managing interest-rate risk, Continental recognizes that earnings and the market value of financial instruments are affected by movements in interest rates and the repricing characteristics of assets and liabilities. Interest-rate risk is managed on a macro, or enterprise, basis designed to achieve a level of interest-rate risk that mitigates and controls the conflicting risks of net-interest-revenue variability and variability in the market value of interest-sensitive assets and liabilities. Limits associated with interest-rate-risk management are approved and monitored by the Financial Risk Management Committee.

As described in Funding Strategy above, Continental strives to maintain sufficient term funding to limit its reliance on short-term, volatile funding. This funding strategy, designed to mitigate the impact of limited core deposits, creates interest-rate risk due to the overall short-term repricing nature of Continental's assets. As shown in Sensitivity to Interest-Rate Changes on page 24 of Selected Financial Data, off-balance-sheet products used for hedging purposes substantially reduce Continental's interest-rate risk. It can be misleading to view off-balance-sheet products (including derivatives) separately from the balance-sheet items to which they relate. What may appear to be a large off-balance-sheet exposure is in fact a hedge of a balance-sheet position, which, when viewed with the hedged item, actually minimizes risk. If the derivatives market did not exist, or were less liquid, other techniques would be used to manage Continental's interest-rate risk and funding.

Management of Trading and Other Financial Risks

Trading Portfolio

As a financial intermediary, Continental provides various interest-rate, commodity, foreign-exchange, fixed-income, emerging-market, and other products to its customers through its marketing and distribution activities. Continental manages the risk exposures created by these activities through transactions involving cash instruments as well as derivative products. The risks inherent in the trading of these products are managed and controlled worldwide. The Financial Risk Management Committee establishes limits for trading activity with respect to each type of financial risk and business activity. The limits are based on Continental's current financial strategy and risk profile. Positions are monitored daily against those limits.

Foreign-Currency Exposure

Continental is exposed to foreign-currency exchange-rate fluctuations through its trading activities, as well as through its investments in foreign subsidiaries and branches. Risk arising through trading activities is hedged as part of the overall management of Continental's trading portfolio. Continental's policy is to manage foreign-currency exposure from investments in foreign subsidiaries and branches through hedging where available and strategically appropriate.

Securities Available for Sale

Securities that are held for indefinite periods of time are classified as securities available for sale and carried at fair value, with unrealized appreciation or depreciation recognized in a component of stockholders' equity. This category includes securities that may be used as part of Continental's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, or similar factors.

Equity Investments

Continental has a well-diversified portfolio of equity investments which has been consistently profitable. This portfolio totaled $679 million on December 31, 1993.
Approximately 24 percent of the portfolio at year-end was invested in foreign securities, primarily Latin American. The equity-investment portfolio has generated a steady revenue stream from realized gains on sales, unrealized market appreciation, and dividends.

The focus of Continental's domestic equity-investment portfolio is direct equity ownership in successful private businesses that need additional capital to expand and businesses in which experienced management maintains a substantial financial interest. Continental also acquires equity investments through debt-for-equity swaps, settlement of loans, and enhancements to lending agreements. In addition to direct equity ownership, investments in externally managed equity funds are an important part of Continental's equity portfolio strategy.

Continental actively manages risks through established limits on the aggregate level of equity investments; the size of individual deals; and the number of investments within a single industry, an economically linked sector of the economy, or a geographic region. The portfolio is managed by proven, experienced professionals within Continental and through professionally managed funds externally. Continental manages market risk related to certain publicly traded equity investments held by its equity-investment companies. Derivatives are entered into to minimize volatility of earnings.

CREDIT RISK MANAGEMENT

Continental remains committed to a thorough, active credit management process which it views as essential to its success as a financial intermediary. Continental's worldwide credit approval and monitoring process is driven by the size and inherent risk of each transaction and exposure to any one customer, whether the customer is a borrower or counterparty. Extensive analysis and monitoring of the financial strength and structure of each transaction and customer is an integral part of these processes. Additionally, a process called watch-loan reporting serves as management's early-warning system, flagging potential problems early for senior management review and action, and includes scrutiny of collateral positions and values. Continental's credit portfolio, as discussed in this section, includes loans, OREO, all other nonperforming assets, and funded bankers' acceptances and is gross of unearned income and deferred fees.

Diversification of risk and rigorous monitoring of composition are critical to maintaining a well-managed credit portfolio. Continental regularly monitors and actively manages the credit portfolio by customer diversification, industry diversification, and credit-quality measures. Management's analysis of each of its four portfolios--general corporate, commercial real estate, residential real estate, and Latin American--encompasses all of the foregoing elements of diversification. Continental's Credit Policy Committee is responsible for setting and maintaining credit standards and ensuring the overall quality of the credit portfolio.



Credit Portfolio

December 31 ($ in millions)                                1993         1992
General corporate...................................    $ 9,491      $ 9,715
Commercial real estate..............................      1,040        1,165
Residential real estate.............................        676        1,023
Latin American......................................        721          768
  Total.............................................    $11,928      $12,671

Continental also monitors credit exposure arising from off-balance-sheet financial instruments, mainly unused credit commitments, standby letters of credit, and interest-rate and other risk-management products. To manage and minimize credit risk, limits are established for each counterparty in derivative transactions. Additionally, master netting arrangements are entered into with counterparties whenever possible, and, where appropriate, collateral is required to further mitigate credit risk.

In the context of credit risk management, credit exposure from interest-rate and foreign-exchange products includes the estimated cost of replacing, at current market rates, all agreements that are favorable to Continental and an amount that represents the potential risk from market variability for all contracts. For additional information about concentrations in Continental's total credit exposure (excluding advised lines of credit), both balance-sheet and off-balance-sheet, see Note 15 to the financial statements.

Customer Diversification

Continental monitors the size of credits in the portfolio to manage concentrations to single and related borrowers. The table below shows the distribution by size of Continental's worldwide portfolio to single borrowers.



Credit Portfolio Distribution by Size

                                    1993                       1992
                                         Percent of                Percent of
                                Number        total        Number       total
December 31               of borrowers      dollars  of borrowers     dollars
$100 million and over...             1            2%            4           5%
$75 to 100 million......             3            2             9           6
$50 to 75 million.......            17            8            11           5
$25 to 50 million.......            69           19            75          19
$15 to 25 million.......           144           23           129          19
$5 to 15 million........           427           32           465          33
Less than $5 million....         2,512           14         3,165          13
  Total.................         3,173          100%        3,858         100%

Continental's largest single loan, which was $200 million to a government-owned import/export bank, represented about 28 percent of the maximum amount the Bank at year-end could lend to a single borrower. Only 20 other loans were $50 million or greater.

Other than the three largest borrower groups, with outstandings of $264 million, $185 million, and $177 million, no related borrower group had outstandings greater than $100 million at year-end 1993.

Credit exposure arising from off-balance-sheet financial instruments, excluding Latin America, included unused commitments and advised lines of credit totaling $18 billion on December 31, 1993. The largest such exposure was $153 million, with 17 others greater than $100 million; there were 66 between $50 million and $100 million, and 150 between $25 million and $50 million. Standby letters of credit totaled $2.7 billion on December 31, 1993. The two largest were $217 million to a large freight handling company and $184 million to a corporation that specializes in the purchase of receivables and other financial assets. Of the remaining standby letters of credit (aggregated by customer), only three were between $50 million and $100 million, and 14 were between $25 million and $50 million.

Industry Diversification

Continental closely monitors the industry diversification of its portfolio across more than 50 industry segments. More information on industry diversification is in the portfolio discussions that follow and in Credit Portfolio Information on pages 47 through 52.

Credit Quality

At year-end 1993, nonperforming assets were $495 million, or 41 percent lower than at year-end 1992. Nonperforming loans decreased $372 million, more than 53 percent, from December 31, 1992.



Nonperforming Assets

December 31 ($ in millions)                             1993             1992(a)
Nonperforming loans
  General corporate................................     $190             $306
  Commercial real estate...........................       35               60
  Residential real estate..........................      102              230
  Latin American...................................        1              104
    Total nonperforming loans......................      328              700
Other nonperforming assets
  Commercial OREO(b)...............................       35               48
  Residential OREO(b)..............................      101               66
  All other nonperforming assets(b)................       31               20
    Total other nonperforming assets...............      167              134
    Total nonperforming assets.....................     $495             $834
Nonperforming loans to total loans.................     2.80%            5.62%

(a) Restated to reflect reclassification of certain loans from OREO. See Note 2 to the financial statements.
(b)  Includes credits designated as ISFs for accounting purposes.

For more information about nonperforming assets, see Credit
Portfolio Information on pages 47 through 52.

Nonperforming loans include loans for which interest is recorded only when it is received (cash basis) and loans that have been renegotiated, for which concessions have been granted due to the borrower's deteriorating financial condition. Continental generally places loans that are past-due 60 days or more on nonperforming status.

The combined costs of credit-loss provisions, forgone revenue on nonperforming loans, and ONPA costs were $301 million in 1993, compared with $196 million in 1992 and $444 million in 1991. These costs are expected to decline in 1994. See Operating

Expenses on page 31 for further discussion of the net costs of ONPA. See Note 6 to the financial statements for the pretax impact of nonperforming loans on interest revenue.

Principal and interest were contractually current for 30 percent of nonperforming loans on December 31, 1993. Nonperforming loans, excluding fully charged-off loans, were carried at 65 percent of the contractual balance. Supplemental Information on Nonperforming Loans in Credit Portfolio Information on pages 51 and 52 provides information on the degree of performance of Continental's nonperforming loans on December 31, 1993.

General Corporate Portfolio

The general corporate portfolio of $9.5 billion represented the largest portion, 80 percent, of the total credit portfolio on December 31, 1993, compared with $9.7 billion, or 77 percent, on December 31, 1992. This portfolio included $873 million of highly leveraged transactions, which represented approximately
9 percent of the general corporate portfolio at year-end 1993.

Continental's corporate portfolio represents a cross-section of the U.S. economy. Customers range in size from small companies to the nation's largest corporations, and include individuals. Excluding financial institutions and Private Banking customers, about 60 percent are privately held. For more information on the general corporate portfolio, see the tables on pages 47 and 48 of Credit Portfolio Information.

On December 31, 1993, nonperforming assets in the general corporate portfolio totaled $199 million, or 2 percent of this portfolio, a decrease from $321 million, or 3 percent, at year-end 1992. There were 54 nonperforming general corporate assets at year-end 1993; the two largest amounted to $33 million and $21 million, and 29 were less than $0.5 million. At year-end 1992, the three largest nonperforming assets were $62 million, $56 million, and $21 million; 14 additional nonperforming assets were between $5 million and $20 million.

No single credit in the general corporate portfolio had outstandings of more than $100 million at year-end 1993. Three had outstandings between $75 million and $100 million; and 15 credits were between $50 million and $75 million. In total, all credits of more than $50 million represented only 12 percent of the general corporate portfolio. The largest industry concentrations for the general corporate credit portfolio were services, $703 million; brokerage firms, $671 million; fabricated metals, $550 million; and leasing--transportation, $523 million.

Highly Leveraged Transactions

Continental classifies a transaction as an HLT in accordance with the definition established jointly by federal bank regulatory agencies in February 1990.



Selected HLT Portfolio Information

($ in millions)                                       1993               1992
Number of transactions completed................        19                 15
Domestic credits syndicated, assigned, and
  participated..................................      $254             $  228
At year-end:
  HLT outstandings..............................       873              1,040
  HLT nonperforming assets......................        62                204
  Additional exposure* to HLT borrowers.........       639                527
  Equity investments in highly leveraged
    companies...................................       362                277
  Additional commitments to invest in
    highly leveraged companies..................       136                 83
  HLT outstandings collateralized by stock of
    principal operating subsidiaries or direct
    pledge of operating assets..................        90%                94%
  Percent to borrowers outside United States....         1                  7
*Includes unused commitments, unused advised lines of credit, and standby letters of credit.

On December 31, 1993, $62 million, or 7 percent, of HLT
outstandings was nonperforming, a decline from $204 million, or
20 percent, at year-end 1992.   See Reserve for Credit Losses on
pages 52 and 53 for information on HLT charge-offs and recoveries.

Commercial Real Estate Portfolio

The commercial real estate portfolio consists primarily of loans secured by retail facilities, offices, hotels, and industrial facilities. This portfolio declined $125 million from $1.165 billion on December 31, 1992, to $1.040 billion at year-end 1993, primarily due to payments by borrowers and $40 million of charge-offs and write-downs. The largest single credit amounted to $73 million at year-end 1993.

On December 31, 1993, mortgage credits were 57 percent of this portfolio, construction and development credits were 32 percent, and working capital loans were 11 percent. The largest geographic concentration was in Illinois, with 35 percent of the portfolio, followed by New England and California, each with 11 percent.

On December 31, 1993, $70 million, or 7 percent, of the commercial real estate portfolio was nonperforming, compared with $108 million, or 9 percent, at year-end 1992. There were 19 nonperforming commercial real estate credits at year-end 1993; the largest amounted to $13 million. This was the only nonperforming commercial real estate loan of more than $10 million. One OREO also was more than $10 million. See Reserve for Credit Losses on pages 52 and 53 for information on commercial real estate charge-offs and recoveries.

At year-end 1993, 54 percent of the nonperforming commercial real estate assets was mortgages, 40 percent was construction and development credits, and 6 percent was working capital credits.

The quality of the commercial real estate portfolio has been, and over the near term will continue to be, affected by fiscal and monetary policy, consumer confidence, appraised values during the current economic climate, the level of interest rates, and borrowers' liquidity problems.

For more information on Continental's commercial real estate portfolio, see pages 48 and 49 of Credit Portfolio Information.

Residential Real Estate Portfolio

The residential real estate portfolio generally consists of credits to real estate developers for single-family homebuilding. Residential real estate outstandings declined $347 million to $676 million on December 31, 1993, from $1.0 billion at year-end 1992. Of this amount, California residential real estate amounted to $282 million at year-end 1993, down from $588 million at year-end 1992. On December 31, 1993, approximately 38 percent of the total portfolio outstandings represented mortgages, 26 percent was for construction, 19 percent for land development, 10 percent for land acquisition, and 7 percent for working capital loans.

At year-end 1993, the largest credit was $59 million, and seven other credits ranged from $15 million to $38 million.

Nonperforming assets in this portfolio decreased $93 million in 1993. On December 31, 1993, $203 million, or 30 percent, of the residential real estate portfolio was nonperforming, compared with $296 million, or 29 percent, at year-end 1992. There were 35 nonperforming residential real estate credits at year-end 1993; the largest was carried at $45 million. Only three nonperforming residential real estate loans and three OREO were more than $10 million at year-end 1993. At year-end 1993, all $101 million of residential OREO was ISFs, the largest relating to one borrower group, carried at $42 million, and with projects primarily in California. Land acquisition credits represented $13 million of OREO. See Reserve for Credit Losses on pages 52 and 53 for information on residential real estate charge-offs and recoveries.

As with the commercial real estate portfolio, the quality of the residential real estate portfolio has been, and over the near term will continue to be, affected by a variety of external factors.

California Residential Real Estate

California represented the largest geographic concentration of residential real estate exposure, with $282 million of outstandings and $176 million of nonperforming assets on December 31, 1993. The carrying value of nonperforming assets was 35 percent at year-end 1993, 51 percent excluding working-capital loans. The largest credit was $49 million, and five others ranged from $15 million to $40 million; five of these six credits were nonperforming.


Selected California Residential Real Estate Portfolio Information

December 31 ($ in millions)                           1993               1992
Outstandings.....................................     $282               $588
Percentage of total residential real estate
  portfolio......................................       42%                57%
Nonperforming assets.............................     $176               $271

For more information on the residential real estate portfolio, see the tables on pages 49 and 50 of Credit Portfolio
Information.

Latin American Portfolio

The Latin American portfolio, before deduction of guarantees, totaled $721 million at year-end 1993. On December 31, 1993, with the adoption of SFAS No. 115, approximately $157 million of debt securities of Argentina, Mexico, and Venezuela was transferred from loans to securities available for sale. These outstandings are collateralized by U.S. Treasury obligations and are deemed to be securities under SFAS No. 115. In addition, in 1993, $58 million of loans to Brazil was transferred to trading account assets after charge-offs of $19 million against the ATRR. The decline in the portfolio due to these transfers was partially offset by a sharp increase in short-term, trade-related credits, primarily to Mexico.


Latin American Portfolio

December 31 ($ in millions)                        1993                  1992
Mexico.......................................      $374                  $185
Chile........................................       150                    88
Argentina....................................        86                   128
Venezuela....................................        67                   195
Brazil.......................................        40                   154
Other........................................         4                    18
  Total......................................      $721                  $768

On December 31, 1993, $23 million of Latin American assets was nonperforming, a decrease from $109 million at year-end 1992.
See Country Risk on pages 53 through 55 for further discussion of countries experiencing liquidity problems. Amounts in that section differ from amounts in the table above because guarantees have been deducted and other financial instruments with transfer risk are included in Country Risk.

Credit Portfolio Information

The following tables present additional information on Continental's credit portfolio:


General Corporate Portfolio



Distribution by Industry Segment

                                             1993                         1992
                                        Total  Nonperforming         Total  Nonperforming
December 31 ($ in millions)      outstandings         assets  outstandings         assets
Services....................           $  703           $  2        $  674           $ 10
Brokerage firms.............              671             --           397             --
Fabricated metals...........              550              3           569             62
Leasing--transportation.....              523             --           425             --
Food products...............              474             11           460             18
Individuals.................              446             17           403             29
Wholesale trade--Midwest....              400             16           334             --
Insurance companies.........              377              1           429              1
Financial services--other...              364              2           678              6
Machinery...................              339             --           359              2
Communications..............              337             --           217              2
Paper and allied products...              258             --           243             --
Wholesale trade--other......              249             --           336             21
Automotive and parts
  manufacturers, including
  finance subsidiaries......              245             --           272             --
All Other...................            3,555            147         3,919            170
  Total.....................           $9,491           $199        $9,715           $321




Distribution by Size

                                               1993                        1992
                                                      Percent                     Percent
                                           Number    of total          Number    of total
December 31                          of borrowers     dollars    of borrowers     dollars
$100 million and over...........               --          --%              2           3%
$75 to 100 million..............                3           3               6           5
$50 to 75 million...............               15           9               7           4
$25 to 50 million...............               58          20              67          23
$15 to 25 million...............              125          25             101          19
$5 to 15 million................              338          32             366          34
Less than $5 million............            1,423          11           1,703          12
  Total.........................            1,962         100%          2,252         100%



Nonperforming Distribution by Size

                                    1993                       1992
                                           Percent                    Percent
                                Number    of total         Number    of total
December 31               of borrowers     dollars   of borrowers     dollars
$50 to 75 million.....              --          --%             2          36%
$25 to 50 million.....               1          16             --          --
$15 to 25 million.....               4          37              5          28
$5 to 15 million......               8          31             10          22
Less than $5 million..              41          16             50          14
  Total...............              54         100%            67         100%

Other nonperforming assets of $9 million at year-end 1993 and $15 million at year-end 1992 are included in the general corporate tables above.


Commercial Real Estate Portfolio



Geographic Distribution

                      Construction & Development             Mortgages                  Working Capital
December 31, 1993           Total   Nonperforming         Total   Nonperforming         Total   Nonperforming          Total
($ in millions)      outstandings          assets  outstandings          assets  outstandings          assets   outstandings
Illinois..........           $118             $ 5          $194             $10          $ 53             $ 1         $  365
New England.......             13              13            99              --            --              --            112
California........             32               3            46              11            32               1            110
Metro Washington,
  D.C.............              5               4            83               3             2               2             90
Florida...........             43               2            40               7            --              --             83
Texas.............             22               1             1              --             1              --             24
Foreign...........             --              --            11              --            --              --             11
All Other.........             97              --           119               7            29              --            245
  Total...........           $330             $28          $593             $38          $117             $ 4         $1,040



Distribution by Industry Segment

December 31 ($ in millions)                                          1993        1992
Construction and development
  Retail......................................................     $  214      $  257
  Office......................................................         71         139
  Industrial..................................................         29          31
  Other.......................................................         16          35
Mortgages
  Office......................................................        230         272
  Retail......................................................        126          90
  Hotel/motel.................................................         98         108
  Industrial..................................................         56          40
  Other.......................................................         83          68
Real-estate-related working capital...........................        117         125
  Total.......................................................     $1,040      $1,165



Distribution by Size

                                           1993                       1992
                                                  Percent                     Percent
                                       Number    of total          Number    of total
December 31                      of borrowers     dollars    of borrowers     dollars
$100 million and over.......               --          --%             --          --%
$75 to 100 million..........               --          --               1           7
$50 to 75 million...........                1           7               1           5
$25 to 50 million...........                5          18               4          13
$15 to 25 million...........               10          18              16          27
$5 to 15 million............               47          42              49          37
Less than $5 million........              109          15              66          11
  Total.....................              172         100%            137         100%




Nonperforming Distribution by Size

                                           1993                        1992
                                                  Percent                     Percent
                                       Number    of total          Number    of total
December 31                      of borrowers     dollars    of borrowers     dollars
$50 to 75 million...........               --          --%             --          --%
$25 to 50 million...........               --          --              --          --
$15 to 25 million...........               --          --               1          18
$5 to 15 million............                4          51               7          51
Less than $5 million........               15          49              12          31
  Total.....................               19         100%             20         100%

Other commercial real estate owned of $35 million at year-end
1993 and $48 million at year-end 1992 are included in the tables above.

Residential Real Estate Portfolio



Geographic Distribution

                      Construction & Development             Mortgages                  Working Capital
December 31, 1993           Total   Nonperforming         Total   Nonperforming         Total   Nonperforming          Total
($ in millions)      outstandings          assets  outstandings          assets  outstandings          assets   outstandings
California........           $237            $173          $ 36             $--           $ 9             $ 3           $282
Illinois..........             35               4           146               2            23              --            204
Florida...........             35               7            26              --            --              --             61
Metro Washington,
  D.C.............             30              --             3              --            --              --             33
Texas.............              6               6             6              --            14              --             26
New England.......             --              --             9               3            --              --              9
All Other.........             29              --            32               5            --              --             61
  Total...........           $372            $190          $258             $10           $46             $ 3           $676



Distribution by Size

                                           1993                        1992
                                                  Percent                     Percent
                                       Number    of total          Number    of total
December 31                      of borrowers     dollars    of borrowers     dollars
$100 million and over.......               --          --%              1          13%
$75 to 100 million..........               --          --               1           8
$50 to 75 million...........                1           9               3          16
$25 to 50 million...........                3          14               2           7
$15 to 25 million...........                4          12               6          13
$5 to 15 million............               22          27              25          21
Less than $5 million........              887          38           1,275          22
  Total.....................              917         100%          1,313         100%



Nonperforming Distribution by Size

                                           1993                        1992
                                                  Percent                     Percent
                                       Number    of total          Number    of total
December 31                      of borrowers     dollars    of borrowers     dollars
$75 to 100 million..........               --          --%              1          28%
$50 to 75 million...........               --          --               1          23
$25 to 50 million...........                3          52               2          24
$15 to 25 million...........                1           8               2          12
$5 to 15 million............                5          21               4          11
Less than $5 million........               26          19              20           2
  Total.....................               35         100%             30         100%

Other residential real estate owned of $101 million at year-end
1993 and $66 million at year-end 1992 are included in the tables above.

Nonperforming Asset Information



Reconciliation of Change in Nonperforming Assets

                                                     Commercial  Residential
                                  General Corporate        real         real     Latin
($ in millions)                  Corporate      HLT      estate       estate  American  Total
Nonperforming loans
Balance on December 31, 1992*....     $102     $204        $ 60        $ 230      $104  $ 700
Loans placed on nonperforming
  status.........................      159       61          68          294        --    582
Charge-offs......................      (33)     (39)        (27)        (159)      (19)  (277)
Sales............................       (3)     (56)        (15)         (88)      (25)  (187)
Payments.........................      (55)     (30)        (10)         (68)       --   (163)
Transfers to:
  Accrual status.................      (26)     (78)        (15)         (14)       --   (133)
  Other nonperforming assets.....      (13)      --         (26)         (93)       --   (132)
  Trading account assets.........       --       --          --           --       (58)   (58)
Other............................       (3)      --          --           --        (1)    (4)
  Balance on December 31, 1993...     $128     $ 62        $ 35        $ 102      $  1  $ 328
Carrying value on
  December 31, 1993..............       61%      89%         78%          57%      100%    65%
Percentage contractually
  current on December 31, 1993...       30       53          47            9       100     30
Other nonperforming assets
Balance on December 31, 1992*....     $ 15     $ --        $ 48        $  66      $  5  $ 134
Transfers from nonperforming
  loans..........................       13       --          26           93        --    132
Other additions..................        2       --          --           --        21     23
Sales............................       (2)      --         (22)         (25)       --    (49)
Write-downs......................       (1)      --         (13)         (25)       (2)   (41)
Payments and settlements.........      (16)      --          (1)         (10)       --    (27)
Other............................       (2)      --          (3)           2        (2)    (5)
  Balance on December 31, 1993...     $  9     $ --        $ 35        $ 101      $ 22  $ 167
  Total nonperforming assets
    on December 31, 1993.........     $137     $ 62        $ 70        $ 203      $ 23  $ 495

*Restated to reflect reclassification of certain loans from OREO.  See Note 2 to the financial statements.

Supplemental Information on Nonperforming Loans: The following table provides information on the degree of performance of Continental's nonperforming loans on December 31, 1993. There can be no assurance, however, that individual borrowers will continue to perform. Also, performance characteristics can change significantly over time. Both book and contractual balances are presented; the difference represents charge-offs and the application of interest payments to principal. Amounts for fully charged-off loans are excluded.

On December 31, 1993, principal and interest were contractually current for 30 percent of nonperforming loans. As shown in the table, these loans were carried at 65 percent of the contractual balance.



Supplemental Information on Nonperforming Loans
                                                                Cumulative Cash Interest
                                          December 31, 1993       Payments Applied as(a)
                                          Book    Contractual   Interest    Reduction of
($ in millions)                        balance        balance    revenue       principal
Contractually current
Payment in full of principal
  or interest expected............        $ 13           $ 14        $--             $ 1
Payment in full of principal
  or interest uncertain...........          85            107         --               6
Contractually past due
Substantial performance(b)........          46             67         --               4
Limited performance...............          42             50          1               4
No performance....................         142            268          1               6
  Total...........................        $328           $506        $ 2             $21

(a)  Includes payments received since loans were placed on nonperforming status.
(b)  Interest payments received represented at least 85% of the contracted amount.

Reserve for Credit Losses

Continental has established a reserve for credit losses that in management's judgment is adequate to absorb probable losses inherent in the portfolio on December 31, 1993. The reserve, excluding the ATRR in 1992, is not allocated to specific credits.

Management's quarterly evaluation of the adequacy of the reserve for credit losses is based on a variety of factors, such as the credit quality and diversification of the credit portfolio, the risk characteristics of individual credits, and historical loss experience.

Continental's ongoing approach to evaluating reserve adequacy consists of estimating the inherent losses in the credit portfolio using various tests that analyze the portfolios and evaluate the potential impact of other significant factors on the probable loss in the portfolio. The process for evaluating reserve adequacy is both quantitative and subjective, with significant quantitative analysis involved in both the derivation of historical loss experience and in the ongoing adequacy tests themselves. Consideration is also given to other more subjective factors, such as forecasted economic trends, that may influence the evaluation process. This overall analysis process provides the necessary and documented framework for evaluating reserve adequacy.

The foundation of Continental's methodology to determine reserve adequacy consists of four separate tests. Two multiple portfolio tests measure reserve adequacy through an assessment of portfolio risk based on internal credit risk ratings. The other two portfolio tests utilize single ratios to set minimum standards for the reserve. Each of the four tests embodies a different approach, the results of which provide multiple perspectives to the overall adequacy analysis and evaluation.

The reserve was $328 million, or 2.8 percent of total loans, on December 31, 1993, compared with $376 million, or 3.0 percent of total loans, at year-end 1992. The reserve for credit losses was 100 percent of nonperforming loans on December 31, 1993, compared with 54 percent at year-end 1992. There was no ATRR at year-end 1993; the ATRR was $21 million at year-end 1992.

Net charge-offs were $222 million in 1993, compared with $158 million in 1992. The increase resulted primarily from higher charge-offs on loans to residential real estate developers in California, partially offset by net recoveries on Latin
American loans and lower charge-offs on corporate and HLT loans.



Net Loan Charge-Offs (Recoveries)

($ in millions)                                              1993        1992
General corporate
  Corporate.............................................     $ 27        $ 31
  HLT...................................................       20          73
Commercial real estate..................................       26           9
Residential real estate.................................      158          57
Latin American..........................................       (9)        (12)
  Total.................................................     $222        $158

See Analysis of Net Credit Loss Experience on page 12 of Credit
Analysis and Loss Experience.

COUNTRY RISK

Continental's foreign transactions present elements of risk beyond those associated with domestic business. There is the risk that borrowers within a country will default on their debt due to economic problems within the country. Another risk factor, transfer risk, occurs when there is a shortage of available non-local currency in the borrower's country with which to repay the credit.

In evaluating country risk, Continental's Country Risk Committee monitors such factors as the political, social, and economic conditions of the country. Management maintains country lending limits to control the total amount of credit extended to borrowers in individual countries.

On December 31, 1993, Continental's foreign-currency outstandings, which include loans, accrued interest, deposits with banks, acceptances, and securities, totaled $3.7 billion, compared with $3.1 billion at year-end 1992. Outstandings are reported net of legally binding third-party guarantees.
These guarantees are considered outstandings of the country of the guarantor. Foreign-currency outstandings do not include local currency assets in excess of local currency liabilities.



Foreign-Currency Outstandings of 1 Percent or More of Total Assets

                      Public Sector              Private Sector
                        Governments                       Commercial,
                       and official            Financial  industrial,
($ millions)           institutions         institutions    and other   Total
December 31, 1993
Japan............              $ --               $1,545         $ 12  $1,557
Mexico...........               251                   42           91     384
Italy............               205                   70            2     277
Argentina........               108                   25          125     258
December 31, 1992
Japan............              $ --               $1,479         $ 55  $1,534
United Kingdom...                --                  109          437     546
December 31, 1991
Japan............              $ --               $  944         $ 75  $1,019
Italy............               198                  227           22     447

Countries with foreign-currency outstandings that were greater than 0.75 percent but less than 1 percent of total assets were as follows: On December 31, 1993--Venezuela, with an aggregate of $186 million; on December 31, 1992--Spain, Argentina, and Mexico, with an aggregate of $549 million; and on December 31, 1991-- Netherlands, Argentina, and Brazil, with an aggregate of $595 million.

Brazil

On December 31, 1993, total outstandings to Brazil were
$122 million, down $9 million from year-end 1992. Term outstandings declined $76 million to $9 million on December 31, 1993. This decline was mostly offset by an increase in short-term outstandings from $46 million at year-end 1992 to $113 million at year-end 1993, primarily due to the transfer of loans with a book value of $58 million (net of charge-offs of $19 million) to trading account assets. On December 31, 1993, Continental had no Brazilian nonperforming loans. Brazilian nonperforming loans totaled $85 million at year-end 1992.

Continental received $7 million of cash payments for Brazil's past-due interest in 1993 and recognized the entire amount as interest revenue. At year-end, unrecognized past-due interest on Brazilian loans, including those held as trading account assets, amounted to $22 million.

The refinancing of Brazil's eligible debt and past-due interest is still pending. Under the agreements in principle between the Government of Brazil and the Bank Advisory Committee reached in July 1992, banks are to receive a combination of bonds and cash interest payments in settlement of Brazil's medium- and long-term debt and 1991 and 1992 past-due interest. Continental expects to receive these bonds and remaining cash payments in 1994.

Argentina

In the first quarter of 1993, Continental sold its eligible Argentine debt with a book value of $17 million for approximately $41 million, resulting in recoveries of $24 million. In 1993, Continental converted all of its past-due Argentine interest claim to interest bonds with a face amount of $38 million and $5 million of cash payments for Argentine past-due interest. The cash was recognized as interest revenue, and the interest bonds were recorded at a nominal amount. During 1993, interest bonds with a face amount of $16 million were sold for approximately
$14 million, which was recognized as gains on loan sales. On December 31, 1993, the remaining interest bonds, with a face value of $22 million, were written up, upon adoption of SFAS No. 115, to their market value of $19 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1992, the FASB issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This interpretation requires assets or liabilities related to certain contracts, such as interest-rate swaps and foreign-exchange contracts, to be reported gross, rather than offset, in the balance sheet, unless certain conditions are met. Offsetting across product lines also will be acceptable under certain conditions. The new interpretation will be adopted on January 1, 1994, and the effect on Continental's total assets and liabilities is expected to be an increase of approximately 5 percent. There will be no material impact on the results of operations or on Continental's risk-based capital ratios. However, the regulatory leverage ratio is expected to decrease by less than 50 basis points.

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires the cost of benefits provided to former or inactive employees after employment but before retirement to be accrued if certain conditions are met. Under current practice, employer costs are generally recognized as benefits are actually paid. The adoption of the new standard is required for years beginning after December 15, 1993. The effect of the standard on Continental is expected to be immaterial.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Adoption of this standard is required for fiscal years beginning after December 15, 1994. The standard requires that certain loans be identified as impaired whenever it is probable that a creditor will be unable to collect all amounts due according to contractual terms. The amount of impairment of these loans is then measured as the difference between the recorded loan balance and the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral. At adoption and each subsequent reporting date, the overall amount of measured impairment will be reported as a component of the reserve for credit losses. The scope of SFAS No. 114 is limited to loans deemed impaired and does not include other components of the credit portfolio.

Since the impact of the standard on Continental's financial statements will depend on the composition of the loan portfolio and level of the reserve for credit losses at the time of adoption, the future effect of adoption cannot be precisely determined at this time. To approximate the effect, however, the requirements of SFAS No. 114 were applied to the loan portfolio as of December 31, 1993. The resulting preliminary analysis indicated that adoption at year-end 1993 would not have affected the amount of the provision for credit losses and that the level of the reserve for credit losses would not have changed. More detailed information on the process used in determining the adequacy of the credit loss reserve is in Reserve for Credit Losses on pages 52 and 53.

RESULTS OF OPERATIONS--1992 AND 1991

Continental reported net income and income from continuing operations of $222 million, or $3.44 per common share, for 1992.
In 1991, Continental reported a net loss of $76 million, or $2.08 per common share, and a loss from continuing operations of $73 million, or $2.03 per common share.

Net interest revenue increased only $2 million in 1992, due to a number of significant, but offsetting, factors. As interest rates fell during the year, interest-bearing liabilities repriced faster than earning assets, causing the net interest-rate spread to widen and net interest revenue to increase by $86 million over 1991. Also, loan fees rose $8 million. However, the benefit derived from interest-free funds declined $52 million, again due to the lower interest-rate environment. In addition, a $2.7 billion decrease in average earning assets resulted in a $38 million decline in revenue.

Fees, trading, and other revenues in 1992 decreased slightly from the 1991 level. Fees and commissions from the origination and distribution of loans and other assets, cash management services, and other service-related activities rose 12 percent in 1992. Trading activities produced revenues of $30 million, 59 percent less than 1991, because of lower profits from risk-management products.

Revenues from domestic equity investments were $113 million in 1992, up from $74 million in 1991, primarily due to higher gains on sales of companies in varied industries, such as hospital supply, manufacturing, insurance, and computer-related retail. Revenues from foreign equity investments decreased to $37 million from $57 million in 1991, due to lower sales and dividend levels.

In 1992, other revenues included gains on loan sales of $26 million, $8 million from the collection of claims retained from the sale of a business, and foreign-exchange translation losses of $21 million. In 1991, Continental incurred $14 million of foreign-exchange translation losses.

The provision for credit losses totaled $125 million in 1992, compared with $340 million in 1991 which included a special provision of $150 million and a $25 million provision to establish an ATRR against Brazilian loans. The 1992 total included a $1 million ATRR provision.

Operating expenses fell $83 million in 1992 ($80 million, excluding the net costs of ONPA of $13 million in 1992 and $16 million in 1991). When restructuring provisions and the net costs of ONPA are excluded, operating expenses declined
$40 million, or 6 percent. This drop reflected the benefits from the restructuring and other ongoing cost-control efforts. The net costs of ONPA primarily resulted from asset write-downs.

The year-end 1991 outsourcing of information technology services reduced employee and equipment expenses in 1992 and increased other expenses. This action, along with the outsourcing of the law function, resulted in an overall cost savings of approximately $16 million in 1992.

Staff levels declined 8 percent, or 361 people, during 1992. This decline, along with the year-end 1991 staff reduction, contributed to a $54 million drop in salary and benefit expenses in 1992. The decrease was partially offset by an increase of $9 million in the provision for incentive compensation.

Net occupancy expense decreased $6 million in 1992, primarily due to the corporate downsizing from the restructuring. Other expenses rose 19 percent in 1992, as professional service fees increased $38 million. This increase related primarily to the cost of the outsourced functions.

Income tax expense, primarily foreign taxes applicable to equity-investment gains, was $20 million, compared with $17 million in 1991. The 1992 income tax expense reflected the recognition of previously unrecognized U.S. federal income tax benefits of $77 million. In 1991, Continental recognized no federal income tax benefit for the loss recorded. On December 31, 1992, Continental's unrecognized federal income tax benefits, computed at a 34 percent rate, totaled approximately $354 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET
Continental Bank Corporation and Subsidiaries

December 31 ($ in millions)                                                1993     1992
Assets
Cash and non-interest-bearing deposits.............................     $ 2,042  $ 1,854
Interest-bearing deposits..........................................       1,803    2,067
Federal funds sold.................................................         658      719
Securities purchased under agreements to resell....................         922    1,427
Trading account assets.............................................       1,637    1,079
Securities held to maturity (fair value:  $611 in 1993 and
  $511 in 1992)....................................................         607      507
Securities available for sale......................................         920       --
Securities held for sale (fair value:  $499 in 1992)...............          --      495
  Total securities.................................................       1,527    1,002
Equity investments.................................................         679      504
Loans, net of unearned income......................................      11,729   12,450
  Less:  Reserve for credit losses.................................         328      376
  Net loans........................................................      11,401   12,074
Interest and fees receivable.......................................         124      141
Properties and equipment...........................................         256      231
Other assets.......................................................       1,552    1,369
    Total assets...................................................     $22,601  $22,467
Liabilities
Non-interest-bearing deposits in domestic offices..................     $ 2,899  $ 2,921
Interest-bearing deposits in domestic offices......................       7,376    8,339
Deposits in foreign offices, primarily interest-bearing............       3,267    2,884
  Total deposits...................................................      13,542   14,144
Federal funds purchased............................................       1,312    1,367
Securities sold under agreements to repurchase.....................         419      667
Other short-term borrowings........................................       3,018    2,187
Other liabilities..................................................       1,219    1,434
Long-term debt.....................................................       1,168      980
    Total liabilities..............................................      20,678   20,779
Stockholders' Equity
Adjustable Rate Preferred Stock, Series l--$50 stated value
  Authorized and outstanding:  l,788,000 shares....................          89       89
Adjustable Rate Cumulative Preferred Stock, Series 2--$100 stated
  value
  Authorized and outstanding:  3,000,000 shares....................         300      300
Common stock--$4 par value
  Authorized:  100,000,000 shares
  Outstanding:  53,978,633 shares..................................         216      216
Capital surplus....................................................       1,000    1,000
Retained earnings..................................................         363       95
Accumulated translation adjustment.................................          (5)      (5)
Net unrealized security gains, net of income tax effect............          35       --
Less:  Treasury stock, at cost (1993--2,868,892 shares)............          70       --
       Loans to ESOP Trust.........................................           5        7
    Total stockholders' equity.....................................       1,923    1,688
    Total liabilities and stockholders' equity.....................     $22,601  $22,467

Commitments and contingencies (Notes 12 and 14).
See notes to financial statements.
/TABLE


CONSOLIDATED STATEMENT OF OPERATIONS
Continental Bank Corporation and Subsidiaries

Year ended December 31 ($ in millions, except common share data)   1993     1992     1991
Interest Revenue
Loans.........................................................  $   766   $  935   $1,293
Securities held to maturity...................................       29       91       94
Securities held for sale......................................       37       --       --
Trading account assets........................................       73       48       90
Interest-bearing deposits.....................................      151      151      254
Federal funds sold............................................       11       10       21
Securities purchased under agreements to resell...............       54       66       87
  Total interest revenue......................................    1,121    1,301    1,839
Interest Expense
Deposits......................................................      391      549      927
Federal funds purchased.......................................       29       38       71
Securities sold under agreements to repurchase................       30       36       84
Other short-term borrowings...................................      129      112      185
Long-term debt................................................       78       77       85
  Total interest expense......................................      657      812    1,352
Provision for Credit Losses
Net interest revenue..........................................      464      489      487
Provision for credit losses...................................      181      125      340
Net interest revenue after provision for credit losses........      283      364      147
Fees, Trading, and Other Revenues
Fees and commissions..........................................      194      188      168
Trust income..................................................       98       93       95
Trading revenues..............................................      102       30       73
Security gains (losses).......................................        5       (2)       7
Revenues from equity investments..............................      198      150      131
Other revenues................................................       43       16        3
  Total fees, trading, and other revenues.....................      640      475      477
Operating Expenses
Salaries......................................................      259      250      285
Employee benefits.............................................       54       49       59
Net occupancy expense.........................................       50       46       52
Equipment expense.............................................       19       20       43
Provision for business restructuring..........................        3        6       46
Other expenses................................................      230      213      179
  Subtotal....................................................      615      584      664
Net costs of other nonperforming assets.......................       68       13       16
  Total operating expenses....................................      683      597      680
Income (Loss) from Continuing Operations
Income (loss) from continuing operations before income taxes..      240      242      (56)
Income tax expense (credit)...................................      (18)      20       17
Income (loss) from continuing operations......................      258      222      (73)
Discontinued Operations and Cumulative Effect of
  Accounting Change
Loss from business held for sale (net of income tax benefits).       --       --       (3)
Income (loss) before cumulative effect of accounting
  change for income taxes.....................................      258      222      (76)
Cumulative effect of accounting change for income taxes.......       80       --       --
Net Income (Loss)
Net income (loss).............................................    $ 338   $  222   $  (76)
Net income (loss) applicable to common stock..................    $ 304   $  188   $ (112)
Common Share Data
Earnings (loss) from continuing operations and before
  cumulative effect of accounting change......................    $4.12   $ 3.44   $(2.03)
Earnings from cumulative effect of accounting change..........     1.47       --       --
Earnings (loss)...............................................     5.59     3.44    (2.08)
Cash dividends declared.......................................     0.60     0.60     0.80

See notes to financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
Continental Bank Corporation and Subsidiaries

Year ended December 31 ($ in millions)                           1993        1992        1991
Operating Activities
Income (loss) from continuing operations..................   $    258     $   222     $   (73)
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities
  Provision for credit losses.............................        181         125         340
  Net change in interest-rate swap payables/receivables...        (18)       (143)       (415)
  Net gains on sales of equity investments................        (93)       (100)        (69)
  Net unrealized gains from equity investments............        (81)        (22)        (35)
  Decrease (increase) in trading inventory, net of
    securities sold but not yet purchased.................       (499)        350        (565)
  Net change in securities held for sale..................        (57)         --          --
  Write-downs of other nonperforming assets...............         41          11          16
  Other...................................................       (135)        (32)         (9)
  Net cash provided (used) by operating activities........       (403)        411        (810)
Investing Activities
Net decrease (increase) in interest-bearing deposits......        258         308        (120)
Net decrease (increase) in federal funds sold and
  securities purchased under agreements to resell.........        565        (376)      1,040
Purchase of securities held to maturity...................       (362)       (514)       (922)
Proceeds from sales of securities held to maturity........         23         249         878
Proceeds from maturities of securities held to maturity...        119         295         253
Purchase of equity investments............................       (152)       (171)       (181)
Proceeds from sales of equity investments.................        196         191         156
Net decrease in loans.....................................        167       1,269       1,213
Proceeds from sales of other nonperforming assets.........         48          19          --
Other.....................................................        (32)        (36)        209
  Net cash provided by investing activities...............        830       1,234       2,526
Financing Activities
Net decrease in deposits..................................       (657)     (1,627)       (391)
Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase..........       (303)         92      (1,124)
Net increase (decrease) in other short-term borrowings....        834         (44)       (867)
Proceeds from issuance of long-term debt..................        445          15         437
Repayment or retirement of long-term debt.................       (262)        (36)       (376)
Purchase of treasury stock................................        (77)         --          --
Cash dividends paid.......................................        (65)        (66)        (80)
Other.....................................................       (154)        168         217
  Net cash used by financing activities...................       (239)     (1,498)     (2,184)
Effect of exchange-rate changes on cash...................         --          --          (1)
Net increase (decrease) in cash and non-interest-bearing
  deposits................................................        188         147        (469)
Cash and non-interest-bearing deposits on January 1.......      1,854       1,707       2,176
Cash and non-interest-bearing deposits on December 31.....   $  2,042     $ 1,854     $ 1,707

Cash interest payments approximated interest expense in 1993, 1992, and 1991.  Income tax payments totaled $12 million in 1993, $10 million in l992, and $4 million in 1991.  Noncash transactions:  In 1993, securities were transferred to securities available for sale amounting to $665 million from securities held for sale, $157 million from loans, and $98 million from trading account assets.  Also in 1993, $112 million of securities held to maturity was transferred to securities held for sale.  In 1992, $495 million of securities held to maturity were transferred to securities held for sale.  In 1993, 1992, and 1991, transfers of loans to various asset categories amounted to $190 million, $165 million, and $46 million, respectively.

Prior-year amounts were restated to conform to the 1993 presentation.

See notes to financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Continental Bank Corporation and Subsidiaries

Year ended December 31 ($ in millions)                              1993    1992    1991
Adjustable Rate Preferred Stock, Series 1
Balance at beginning of period...............................     $   89  $   89  $   89
    Balance at end of period.................................         89      89      89
Adjustable Rate Cumulative Preferred Stock, Series 2
Balance at beginning of period...............................        300     300     300
    Balance at end of period.................................        300     300     300
Junior Perpetual Convertible Preference Stock
Balance at beginning of period...............................         --      --      73
Conversion to common stock...................................         --      --     (73)
    Balance at end of period.................................         --      --      --
Common Stock
Balance at beginning of period...............................        216     215     199
Stock options exercised......................................         --       1      --
Conversion of Junior Perpetual Convertible Preference Stock..         --      --      16
    Balance at end of period.................................        216     216     215
Capital Surplus
Balance at beginning of period...............................      1,000   1,043   1,020
Cash dividends declared
  Adjustable Rate Preferred Stock, Series l..................         --      (5)     (3)
  Adjustable Rate Cumulative Preferred Stock, Series 2.......         --     (21)    (15)
  Common stock...............................................         --     (19)    (16)
Stock options exercised......................................         --       2      --
Conversion of Junior Perpetual Convertible Preference Stock..         --      --      57
    Balance at end of period.................................      1,000   1,000   1,043
Retained Earnings (Deficit)
Balance at beginning of period...............................         95    (104)     18
Net income (loss) for the period.............................        338     222     (76)
Cash dividends declared
  Adjustable Rate Preferred Stock, Series l..................         (7)     (1)     (4)
  Adjustable Rate Cumulative Preferred Stock, Series 2.......        (27)     (7)    (15)
  Junior Perpetual Convertible Preference Stock..............         --      --      (1)
  Common stock...............................................        (31)    (13)    (26)
Stock options exercised......................................         (5)     (2)     --
    Balance at end of period.................................        363      95    (104)
Accumulated Translation Adjustment
Balance at beginning of period...............................         (5)    (16)    (19)
Sale of units................................................         --      11       3
    Balance at end of period.................................         (5)     (5)    (16)
Net unrealized security gains, net of income tax effect
Balance at beginning of period...............................         --      --      --
Net unrealized security gains................................         35      --      --
    Balance at end of period.................................         35      --      --
Treasury Stock
Balance at beginning of period...............................         --      --      --
Common stock purchased.......................................        (77)     --      --
Stock options exercised......................................          7      --      --
    Balance at end of period.................................        (70)     --      --
Loans to ESOP Trust
Balance at beginning of period...............................         (7)    (15)    (15)
Loan to ESOP.................................................         --      (1)     (6)
Repayment of ESOP loan.......................................          2       9       6
    Balance at end of period.................................         (5)     (7)    (15)
    Total stockholders' equity at end of period..............     $1,923  $1,688  $1,512

See notes to financial statements.


CONSOLIDATED BALANCE SHEET
Continental Bank N.A. and Subsidiaries

December 31 ($ in millions)                                    1993      1992
Assets
Cash and non-interest-bearing deposits...................   $ 2,042   $ 1,854
Interest-bearing deposits................................     1,802     2,067
Federal funds sold.......................................       658       719
Securities purchased under agreements to resell..........       922     1,427
Trading account assets...................................     1,637     1,075
Securities held to maturity (fair value:  $607 in
   1993 and $507 in 1992)................................       603       503
Securities available for sale............................       920        --
Securities held for sale (fair value:  $499 in 1992).....        --       495
  Total securities.......................................     1,523       998
Equity investments.......................................       445       294
Loans, net of unearned income............................    11,699    12,434
  Less:  Reserve for credit losses.......................       328       376
  Net loans..............................................    11,371    12,058
Interest and fees receivable.............................       124       141
Properties and equipment.................................       231       206
Other assets.............................................     1,485     1,293
    Total assets.........................................   $22,240   $22,132
Liabilities
Non-interest-bearing deposits in domestic offices........   $ 2,907   $ 2,927
Interest-bearing deposits in domestic offices............     7,376     8,339
Deposits in foreign offices, primarily
  interest-bearing.......................................     3,801     3,473
  Total deposits.........................................    14,084    14,739
Federal funds purchased..................................     1,312     1,367
Securities sold under agreements to repurchase...........       419       667
Other short-term borrowings..............................     2,926     2,050
Other liabilities........................................     1,062     1,295
Long-term debt...........................................       422       318
   Total liabilities.....................................    20,225    20,436
Capital
Common stock--$5 par value
  Authorized:  l44,300,000 shares
  Outstanding:  136,991,431 shares.......................       685       685
Surplus..................................................       827       827
Undivided profits........................................       473       189
Accumulated translation adjustment.......................        (5)       (5)
Net unrealized security gains, net of income tax effect..        35        --
    Total capital........................................     2,015     1,696
    Total liabilities and capital........................   $22,240   $22,132

Commitments and contingencies (Notes 12 and 14).
See notes to financial statements.

Member Federal Deposit Insurance Corporation.

NOTES TO FINANCIAL STATEMENTS


NOTE 1--PROPOSED MERGER WITH BANKAMERICA

On January 28, 1994, Continental Bank Corporation (Continental) and BankAmerica Corporation (BankAmerica) announced that they had signed a definitive agreement for BankAmerica to acquire Continental for 21.25 million shares of BankAmerica common stock and $939 million in cash, subject to adjustment in certain circumstances. Based on BankAmerica's closing price on January 27, 1994, of $45.75 per share, the transaction was then valued at approximately $1.9 billion.

The transaction will be structured as a cash-election merger, in which Continental stockholders may elect to receive either all cash or all BankAmerica common stock. The merger is expected to be tax-free to the extent stock is received, but may become taxable in certain circumstances. The acquisition is expected to close in the third quarter of 1994 and is subject to completion of due diligence and approval by regulators and Continental stockholders.

The amount of BankAmerica stock to be issued in the merger is subject to adjustment pursuant to an exchange ratio, which is based on the average BankAmerica stock price during a ten-day period ending ten days prior to closing. The conversion of Continental shares into cash or BankAmerica stock is subject to the BankAmerica average stock price not being greater than $55.84 or less than $36.16. Continental has granted BankAmerica an option to purchase shares of Continental common stock representing 19.9% of its outstanding common shares, at a price of $37.50 per share. The option is exercisable in certain circumstances, including the purchase by a third party of more than 20% of Continental shares or Continental's completion of an alternative transaction with a third party at a higher price. In addition, if Continental enters into such an alternative transaction, it would be obligated to pay BankAmerica the greater of $60 million or 3% of the transaction's value.

Each outstanding share of Continental Adjustable Rate Preferred Stock, Series 1 (Series 1 preferred stock) and Continental Adjustable Rate Preferred Stock, Series 2 (Series 2 preferred stock), except for shares of Continental Series 2 preferred stock as to which appraisal rights are perfected, will be converted into one share of BankAmerica Series 1 Preferred Stock and one share of BankAmerica Series 2 Preferred Stock, respectively. The BankAmerica Series 1 Preferred Stock and BankAmerica Series 2 Preferred Stock will have substantially the same terms as the Continental Series 1 preferred stock and Continental Series 2 preferred stock, respectively. For information on Continental's preferred stock, see Note 8.

Continental's Board of Directors has unanimously approved the merger agreement and has agreed to recommend the transaction to Continental stockholders at a meeting to be held on May 23, 1994, following the clearance of a proxy statement/prospectus by the Securities and Exchange Commission. Continental has amended its stockholder rights plan as of January 27, 1994, so as to provide that (i) none of the approval, execution, or delivery of the merger agreement or the stock option agreement, the consummation of the merger, or the acquisition of shares of common stock pursuant to the stock option agreement will cause the rights issued thereunder to become exercisable and (ii) upon the consummation of the merger, the rights issued thereunder will expire. For information on Continental's stockholder rights plan, see Note 9.

On January 28, 1994, four lawsuits were filed in Delaware Chancery Court against Continental, Continental's directors, and BankAmerica Corporation. The lawsuits are entitled Alvin J. Slater v. Continental Bank Corporation, et al., C.A. No. 13362; Max Fecht, et al. v. Thomas C. Theobald, et al., C.A. No. 13363; John J. Nitti v. Thomas C. Theobald, et al., C.A. No 13364; and James M. Dupree v. Thomas A. Gildehaus, et al., C.A. No. 13365. In general, each lawsuit alleges that Continental's directors breached their fiduciary duties to the stockholders by agreeing to the merger of Continental with BankAmerica Corporation (Merger) at an allegedly inadequate price and without certain auction or open bidding procedures, and by agreeing to certain terms of the Merger that allegedly prevent or discourage additional potential acquirors from offering a higher price to Continental's stockholders than the price to be paid by BankAmerica. The Slater lawsuit further alleges that the directors breached their fiduciary duties by failing to appoint a committee of unaffiliated directors to consider the Merger. Each of the lawsuits seeks certification of a class action on behalf of Continental's stockholders. Each of the lawsuits, except the Slater lawsuit, seeks to enjoin the Merger. The Slater lawsuit seeks an injunction that would enjoin certain provisions of the Merger agreement and require Continental to solicit higher bids from additional potential acquirors. All four lawsuits also seek monetary damages in an unspecified amount. See Note 24 for discussion of management's assessment of the effect of these lawsuits.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Continental, Continental Bank N.A. (Bank), and their subsidiaries, and the methods of applying these policies, conform with generally accepted accounting principles and with prevailing practice within the banking industry. Policies materially affecting the determination of financial position, results of operations, or cash flows are summarized below.

Basis of Presentation: Consolidated financial statements of Continental and the Bank include all majority-owned subsidiaries.
Intercompany accounts and transactions are eliminated.

Beginning in 1993, the net costs of other nonperforming assets
(ONPA) were presented separately within operating expenses on the Consolidated Statement of Operations in order to highlight credit costs impacting Continental other than the provision for credit losses. Prior years were restated to conform. The components of net costs of ONPA are write-downs, gains and losses from sales, and net operating and direct legal expenses. ONPA comprises other real estate owned (OREO) and all other nonperforming assets, excluding loans.

Effective January 1, 1993, Continental adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the cost of benefits such as healthcare and life insurance provided to retirees be recognized over a prescribed period. Under this standard, calculation of reported expense is similar to the approach followed for pensions, which involves the use of actuarial assumptions regarding employee population and estimating the timing and amount of future benefit costs. See Note 18 for further information on postretirement benefits other than pensions.

Effective January 1, 1993, Continental changed its method of accounting for income taxes to conform with SFAS No. 109, "Accounting for Income Taxes." See Note 20 for further information on the accounting change, including the impact on Continental's financial statements.

Effective December 31, 1993, Continental adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard establishes more stringent criteria for classifying investments as "held-to-maturity" and requires investments categorized as "available-for-sale" to be carried at fair value, with any net unrealized gains or losses reported in stockholders' equity, net of related taxes. Prior years have not been restated pursuant to SFAS No. 115. See Notes 4 and 5 for further information on debt securities and equity investments.

In accordance with a recent clarification by bank regulatory agencies and supplemental guidance by the Securities and Exchange Commission to the banking industry, Continental reclassified certain loans previously classified as in-substance foreclosures
(ISFs) to nonperforming loans. These loans, which were included in OREO, were reclassified because Continental had not taken possession of the collateral at the reporting date and had no intent to do so. Prior periods have been restated to reflect this reclassification. These restatements did not change total nonperforming assets.

Discontinued Operations: In 1989, the Bank decided to sell its wholly owned subsidiary, First Options of Chicago, Inc. (First Options). The sale was completed in 1991. Prior to the sale, all revenues and expenses attributable to First Options were included in the statement of operations under the caption "Loss from business held for sale, net of income tax benefits," and its net assets were included in other assets on the balance sheet. Except where indicated, footnote disclosures relate solely to continuing operations.

Securities and Trading Account Assets: Debt securities are classified as securities held to maturity only if there is intent and ability to hold until maturity. These debt securities are carried at amortized cost.

Prior to the adoption of SFAS No. 115, certain debt securities that were held for indefinite periods of time were classified as securities held for sale and carried at the lower of cost or market value. After the adoption of SFAS No. 115, these securities are classified as securities available for sale and carried at fair value, with unrealized appreciation or depreciation recognized in "Net unrealized security gains, net of income tax effect," a component of stockholders' equity. This category includes certain securities that may be used as part of Continental's asset/liability management strategy and that may be sold in response to changes in interest rates, prepayments, or similar factors.

The gain or loss on the sale of debt securities is determined by using the specific identification method and is displayed as a separate line in the statement of operations. All debt securities are evaluated individually to determine if an "other-than-temporary" decline in value has occurred, with any such losses resulting in a direct write-down of the investment.

Assets, predominately debt securities, are classified as trading account assets when purchased with the intent to profit from short-term market-price movements. Debt securities are carried at fair value unless they are traded in an illiquid market, in which case they are carried at the lower of cost or market.
Other assets classified as trading account assets are carried at the lower of cost or market. A gain or loss on a trading account asset sale is determined by using the average cost method. Realized and unrealized gains and losses are included in trading revenues.

Transfers of securities generally are not permitted between trading account assets, securities held to maturity, or securities available for sale.

Equity Investments: Securities held by Continental's equity-investment subsidiaries are carried at fair value, with appreciation or depreciation recognized in revenues from equity investments. The fair value of publicly traded securities is based on quoted market prices, discounted where appropriate. Fair values for non-publicly traded securities are determined by management's estimates based on quoted market prices of similar securities, prior earnings, comparable investments, liquidity, percentage ownership, original cost, and other evidence. Management's valuations are approved by the boards of directors of the respective equity-investment subsidiaries.

Prior to the adoption of SFAS No. 115, equity investments held by other subsidiaries were carried at the lower of cost or market. After adoption, investments held by these subsidiaries that have a readily determinable fair value are carried at such value, with unrealized appreciation or depreciation recognized in "Net unrealized security gains, net of income tax effect." All other equity investments are carried at cost. The carrying value of equity investments held by these subsidiaries is reduced by "other-than-temporary" declines in value.

Interest-Rate and Foreign-Exchange Products: Note 14 contains information about the accounting for interest-rate and foreign-exchange products.

Loans: Loans, net of deferred origination fees, are generally carried at amortized cost. Fees received for the origination of loans are deferred and amortized to interest revenue over the life of the loan.

Cash-Basis Loans: The accrual of interest revenue is stopped when full or timely collection of scheduled payments becomes doubtful. All loans on which there is a default of scheduled principal or interest payments for a period of 60 days or more are placed on a cash basis, unless the loans are well secured and in the process of collection. Domestic loans that are 30 days past final maturity also are placed on a cash basis. Once a loan is placed on a cash basis, all accrued but uncollected revenue is reversed, with the reversal reported in current-period income.

Reserve for Credit Losses: The reserve for credit losses is available to absorb credit losses on loans and other credit and risk-management products. The level of the reserve is based upon management's review of the loan portfolio and other credit and risk-management products, historical credit loss experience, current economic and political conditions, and other pertinent factors that form a basis for determining the adequacy of the reserve for credit losses.

Other Nonperforming Assets: ONPA includes OREO acquired for debts previously contracted, assets considered to be in-substance foreclosed for accounting purposes, and other assets acquired through settlement or foreclosure. An asset is deemed to have been in-substance foreclosed if the creditor receives physical possession of loan collateral, regardless of whether formal foreclosure has taken place. ONPA are carried at the lower of cost or fair value, less estimated costs to sell. ONPA write-downs at time of reclassification are charged to the reserve for credit losses. Subsequent write-downs, costs of maintaining these assets, and net gains or losses on sale are reported in other expenses.

Income Taxes: Continental and its U.S. subsidiaries file a consolidated federal income tax return, with each subsidiary recognizing and remitting to Continental its share of the current tax liability. Tax benefits of losses and tax credits are allocated to the subsidiary incurring such losses or generating such credits, only to the extent they reduce consolidated taxes payable. See page 32 of Management's Discussion and Analysis for discussion of the adoption of SFAS No. 109, "Accounting for Income Taxes."

NOTE 3--PLEDGED AND RESTRICTED ASSETS

On December 31, 1993 and 1992, certain securities and other assets totaling $2.286 billion and $1.830 billion, respectively, were pledged to secure government, public, and trust deposits, repurchase agreements for securities and loans, and Treasury tax and loan borrowings, as required by law.

Continental maintained average deposits at Federal Reserve Banks of $103 million and $79 million during 1993 and 1992, respectively, to satisfy reserve requirements. These deposits are included in cash and non-interest-bearing deposits in the consolidated balance sheet.

NOTE 4--SECURITIES

Effective December 31, 1993, Continental adopted SFAS No. 115.
See Note 2 for further information on accounting for securities.

Securities Held to Maturity: Book values, gross unrealized gains, gross unrealized losses, and fair values of securities held to maturity are shown below:

                                                  Gross        Gross
                                      Book   unrealized   unrealized     Fair
December 31, 1993 ($ in millions)    value        gains       losses    value
U.S. Treasury and federal
  agency securities............       $558          $ 4          $--     $562
Other securities...............         49           --           --       49
  Total securities held to
    maturity...................       $607          $ 4          $--     $611
December 31, 1992
U.S. Treasury and federal
  agency securities............       $317          $ 5          $--     $322
Other securities...............        190            1            2      189
  Total securities held to
    maturity...................       $507          $ 6          $ 2     $511

The amortized cost of securities held to maturity that were sold in 1993, 1992, and 1991 was $23 million, $251 million, and $871 million, respectively. Gross realized gains and losses on securities held to maturity were immaterial in 1993. In 1992, gross realized gains were $1 million and gross realized losses were $3 million, and, in 1991, $9 million and $2 million, respectively. Tax-exempt interest revenue on securities held to maturity was immaterial in 1993 and $2 million in 1992 and 1991.

Book and fair values of securities held to maturity by maturity distribution are shown in the table below:

                                                               Book      Fair
December 31, 1993 ($ in millions)                             value     value
Within 1 year...........................................       $379      $382
After 1 but within 5 years..............................         55        55
After 5 but within 10 years.............................         14        14
After 10 years..........................................        159       160
  Total securities held to maturity.....................       $607      $611

Securities Available for Sale: As a result of the adoption of SFAS No. 115 on December 31, 1993, Continental transferred securities amounting to $665 million from securities held for sale, $157 million from loans, and $98 million from trading account assets to securities available for sale.

Cost basis, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale are shown below:

                                                  Gross        Gross
                                      Cost   unrealized   unrealized     Fair
December 31, 1993 ($ in millions)    basis        gains       losses    value
U.S. Treasury and federal
  agency securities............       $548          $ 3          $ 1     $550
Other securities...............        363           29           22      370
  Total securities available
    for sale...................       $911          $32          $23     $920

Fair values of securities available for sale by maturity distribution are shown in the table below:

                                                                         Fair
December 31, 1993 ($ in millions)                                       value
Within 1 year.......................................................     $ 26
After 1 but within 5 years..........................................      144
After 5 but within 10 years.........................................       47
After 10 years......................................................      703
  Total securities available for sale...............................     $920

"Net unrealized security gains, net of income tax effect" includes net unrealized appreciation on securities available for sale and certain equity investments as discussed in Note 5. The amount attributable to securities available for sale was $6 million, net of related taxes of $3 million.

Securities Held for Sale: On December 31, 1992, Continental reclassified $495 million of securities held to maturity to securities held for sale. The write-down of these securities to the lower of cost or market resulted in a loss of $4 million, included in security losses on the consolidated statement of operations.

Book values, gross unrealized gains, and fair values of securities held for sale are shown below:

                                                               Gross
                                                   Book   unrealized     Fair
December 31, 1992 ($ in millions)                 value        gains    value
U.S. Treasury and federal
  agency securities..........................      $414          $ 4     $418
State, county, and municipal
  securities.................................        34           --       34
Other securities.............................        47           --       47
  Total securities held for sale.............      $495          $ 4     $499

Gross realized gains on securities held for sale in 1993 amounted to $5 million.

NOTE 5--EQUITY INVESTMENTS

Equity-investment securities are held by equity-investment subsidiaries and other subsidiaries and are considered to be available for sale.

The proceeds from sales of equity investments were $196 million, $191 million, and $156 million for 1993, 1992, and 1991, respectively. Gross unrealized gains were $108 million, $28 million, and $40 million in 1993, 1992, and 1991, respectively.

The following table shows the composition of the equity-investment portfolio:


December 31 ($ in millions)                                   1993       1992
Held by equity-investment subsidiaries
  Publicly traded........................................     $144       $ 92
  Non-publicly traded....................................      316        233
Held by other subsidiaries
  Carried at fair value..................................       69         --
  Carried at cost........................................      150        179
  Total equity investments...............................     $679       $504

See page 28 of Management's Discussion and Analysis for the composition of revenues from equity investments. The cost basis and gross unrealized gains of equity investments held by other subsidiaries and carried at fair value on December 31, 1993, were $24 million and $45 million, respectively.

"Net unrealized security gains, net of income tax effect" includes net appreciation on equity investments held by other subsidiaries and carried at fair value and securities available for sale, as discussed in Note 4. The amount attributable to equity investments held by other subsidiaries was $29 million, net of related taxes of $16 million. "Net unrealized security gains, net of income tax effect" does not include appreciation on investments held by Continental's equity-investment subsidiaries.

NOTE 6--LOANS

The following table presents loans by type:



December 31 ($ in millions)                    1993      1992      1991      1990     1989
Domestic loans
Commercial and industrial...............    $ 7,090   $ 6,974   $ 7,276   $ 7,851  $ 8,011
Mortgage and real estate................      1,352     2,052     2,462     2,804    2,794
Financial institutions..................      1,111     1,209     1,083     1,044      947
Consumer................................        451       385       358       339      351
All other...............................        767       626       724       674      794
  Total domestic loans..................     10,771    11,246    11,903    12,712   12,897
Foreign loans
Commercial and industrial...............        436       499     1,105     1,589    1,650
Financial institutions..................        126       225       149       340      378
Governments and official institutions...        291       428       612       581      455
All other...............................        107        60       139       134      222
  Total foreign loans...................        960     1,212     2,005     2,644    2,705
  Less:  Unearned income................          2         8        27        26       31
    Total loans, net*...................    $11,729   $12,450   $13,881   $15,330  $15,571

*Amounts for 1992 and 1991 restated to reflect reclassification of certain loans from
 OREO.  See Note 2.

No single industry equalled or exceeded 10% of total loans at year-end 1993 or 1992.

The following table shows average loans by type:



($ in millions)                         1993       1992       1991       1990       1989
Domestic loans
Commercial and industrial.......     $ 6,732    $ 7,203    $ 7,726    $ 7,885    $ 7,958
Mortgage and real estate........       1,807      2,329      2,730      2,726      2,460
Financial institutions..........       1,181      1,101        997        993      1,097
Consumer........................         390        348        353        325        353
All Other.......................         623        523        530        554        733
  Total.........................      10,733     11,504     12,336     12,483     12,601
Foreign loans...................       1,191      1,766      2,276      2,763      3,535
  Less:  Unearned income........           6         14         27         27         28
    Total loans, net*...........     $11,918    $13,256    $14,585    $15,219    $16,108

*Amounts for 1992 restated to reflect reclassification of certain loans from OREO.  See
 Note 2.

The following table shows the amount of nonperforming loans at year-end for the past five years:


December 31 ($ in millions)          1993     1992     1991     1990     1989
Cash basis
Domestic loans
  Commercial and industrial.......   $148     $212     $328     $308     $101
  Mortgage and real estate........    137      286      160       49       81
  All other ......................     22       35       25       34       12
  Total domestic loans............    307      533      513      391      194
Foreign loans.....................     21      167      227      292      233
  Total cash basis loans..........    328      700      740      683      427
Renegotiated
Domestic loans....................     --       --       --       --        3
  Total renegotiated loans........     --       --       --       --        3
  Total nonperforming loans(a,b)..   $328     $700     $740     $683     $430

(a) Continental had less than $1 million of legally binding commitments to lend additional funds to borrowers with loans on a renegotiated basis on December 31, 1993.
(b) Amounts for 1992 and 1991 restated to reflect reclassification of certain loans from OREO. See Note 2.

Loans classified as performing that had scheduled principal or interest payments past due 60 days or more amounted to $4 million, $43 million, $16 million, $9 million, and $3 million on December 31, 1993, 1992, 1991, 1990, and 1989, respectively.
Continental considered these loans to be well secured and in the process of collection.

The following table shows the pretax impact of nonperforming loans on interest revenue for the years 1989 through 1993. The negative impact on interest revenue in 1993 decreased from 1992, due to higher cash collections.


($ in millions)                          1993    1992    1991    1990    1989
Interest revenue that would have
been recorded at the original rate
for the year ended December 31
  Domestic..........................      $66     $53    $ 71     $49    $ 30
  Foreign...........................       10      20      37      40      87
  Total.............................      $76     $73    $108     $89    $117
Interest revenue that was recorded
for the year ended December 31
  Domestic..........................      $14     $ 7    $  8     $10    $  9
  Foreign...........................       10       8      12       6      36
  Total.............................      $24     $15    $ 20     $16    $ 45
Negative impact for the year ended
  December 31
  Domestic..........................      $52     $46    $ 63     $39    $ 21
  Foreign...........................       --      12      25      34      51
  Total.............................      $52     $58    $ 88     $73    $ 72

For a reconciliation of the reserve for credit losses for each of the last five years, see Analysis of Net Credit Loss Experience on page 12 of Credit Analysis and Loss Experience.

See Management's Discussion and Analysis for unaudited information on credit risk.

NOTE 7--LONG-TERM DEBT

Long-term notes at year-end 1993 and 1992 were as follows:


December 31 ($ in millions)                              1993            1992
Parent company
Fixed-rate notes
Due l0/l5/93 (9.l25%).............................     $   --            $161
Due 10/18/94 (11.09%).............................         35              35
Due 3/15/95 (9.75%)...............................        150             150
Due 6/15/96 (9.875%)..............................        150             150
Due 3/3l/97 (8.75%)...............................         23              29
Floating-rate notes(a)
Due 10/18/94 (3.52/4.13%).........................         40              40
Due 8/19/98 (3.86/--%)............................        200              --
Due 5/18/2000 (4.56/--%)..........................        150              --
  Total parent company............................        748             565
Subsidiaries
Fixed-rate notes
Subordinated due 4/1/2001 (12.50%)................        200             200
Subordinated due 7/1/2001 (11.25%)................        100             100
Subordinated due 2/1/2003 (7.875%)................        100              --
Floating-rate notes(a)
Subordinated due 1994 (--/5.33%)..................         --              94
  Total subsidiaries..............................        400             394
Unamortized hedge amounts(b)......................         27              24
Unamortized discount amounts......................         (7)             (3)
  Total long-term debt............................     $1,168            $980

(a)  Average per annum rates for 1993/1992.
(b) Unamortized hedge amounts are associated with the notes due 6/15/96 and 4/1/2001.

The interest rates on floating-rate notes are determined periodically pursuant to formulas based on certain money market rates, as specified in the agreements governing the issues. Terms of several of the note offerings restrict Continental's ability to dispose of shares of the capital stock of the Bank. None of the notes can be redeemed before maturity, except as noted below.

The subordinated notes due July 1, 2001, are redeemable, in whole or in part, at the option of the Bank at any time on or after July 1, 1998, at 100% of the principal amount thereof plus accrued interest to the date of redemption.

In February 1993, the Bank issued $100 million of 7 7/8% subordinated notes due February 1, 2003. Interest on the notes is payable semiannually on February 1 and August 1 of each year.

In May 1993, Continental issued $150 million of floating-rate unsecured notes due May 18, 2000. Interest on these notes is payable quarterly. The per annum rate of interest is reset quarterly based on the greater of 4.5% or the three-month London Interbank Offered Rate plus 0.375%.

In August 1993, Continental issued $200 million of floating-rate
Euronotes due August 19, 1998. Interest on these notes is payable quarterly. The notes are priced at 50 basis points above the three-month London Interbank Offered Rate and are callable after August 1995 at par.

Scheduled maturities and sinking fund requirements for all long-term debt for the years 1994 through 1998 aggregate
$81 million, $156 million, $156 million, $5 million, and $200 million, respectively.

NOTE 8--COMMON AND PREFERRED STOCK

Common Stock: From time to time, Continental has acquired shares of its common stock in the open market to be used in connection with employee benefit and compensation programs and for other corporate purposes. On December 31, 1993, 295,342 shares were carried at cost in other assets and deemed held on a temporary basis; 2,868,892 shares were carried at cost as treasury stock and recorded in a separate component of stockholders' equity.

Preferred Stock: Continental has no obligation to repurchase or retire its Series 1 preferred stock or Series 2 preferred stock, but may at its option redeem this stock in whole or in part. The Series 1 preferred stock is redeemable at $50.00 per share. The Series 2 preferred stock is redeemable at $108 per share prior to August 16, 1999, and $100 per share on or after that date. The Series 2 preferred stock is traded in depositary shares, each depositary share representing a one-quarter fractional interest in a share. Both series of preferred stock have limited voting rights. They have no conversion or preemptive rights but have priority over common stock as to dividends and liquidation rights. The Series 1 preferred stock ranks on a parity with the Series 2 preferred stock as to dividends and liquidation rights.

Dividends on Series 1 and Series 2 preferred stock, payable quarterly, are cumulative and accrue at an adjustable rate determined each quarter. A factor is added to or subtracted from specified money market rates to determine the dividend rate.
Information on preferred dividend rates is shown below:

                                                                      First
                                                           1993     quarter
                                Minimum     Maximum     average        1994
Series 1...................        7.50%      13.50%       7.50%       7.50%
Series 2...................        9.00       15.75        9.00        9.00

See Note 1 for information on the impact the proposed merger of Continental and BankAmerica will have on preferred stock.

NOTE 9--STOCKHOLDER RIGHTS PLAN

On July 22, 1991, Continental's Board of Directors (Board) adopted a Stockholder Rights Plan (Plan) which is designed to strengthen its ability to act for common stockholders in the event of an unsolicited bid to acquire control of the corporation. Each outstanding share of common stock is entitled to one right under the Plan. At present, each right, when exercisable, would entitle the holder (except the acquiring person or entity referred to below) to purchase from Continental one one-hundredth of a share of Series 3 preferred stock, without par value, at a price of $55.00, subject to adjustment as provided in the Plan. If a person or entity becomes a 20% beneficial owner of Continental common stock, each holder of a right would be entitled to receive, in lieu of the Series 3 preferred stock, at the then current exercise price of the right, common stock (or, in certain circumstances, cash, property, or other securities of Continental) having a value equal to two times the exercise price.

In general, these rights become exercisable if another person or entity without Board approval acquires 20% or more of Continental's outstanding common stock or makes a tender offer for that amount of stock. The acquiring person or entity would not be entitled to exercise the rights. These rights expire at the earliest of July 22, 2001; upon redemption by Continental at a price of $0.01 per right; and, upon exchange of the rights in accordance with the Plan. The rights will cause substantial dilution to a person or entity attempting to acquire Continental without conditioning the offer on the rights' being redeemed or a substantial number of rights being acquired.

In connection with the proposed merger of Continental and BankAmerica, the Plan has been amended. See Note 1 for further information.

NOTE 10--REGULATORY MATTERS

Dividend Restrictions: There are two provisions of the federal banking laws that may restrict the Bank's ability to pay dividends to its parent--Continental. One statutory provision requires that net profits then on hand (as determined under the statute) exceed bad debts (as therein defined) after the payment of any dividends. On December 31, 1993, the Bank's net profits then on hand exceeded its bad debts. The second statutory provision requires that dividends declared in any calendar year not exceed the Bank's net profits (as therein defined) for the current calendar year plus the retained net profits for the two preceding calendar years, unless approval of the Comptroller of the Currency (Comptroller) is obtained. Under the more restricting of the two provisions, the Bank had the ability to pay $405 million in dividends as of January 1, 1994, without obtaining the Comptroller's approval. The Bank paid
$85 million of dividends during 1993.

In addition to the statutory restrictions set forth above, Continental may not declare or pay any dividends on its common stock while there is any dividend arrearage on any class or series of its capital stock ranking, as to dividends, ahead of its common stock. There are currently no dividend arrearages on any class of Continental's capital stock.

The Board of Governors of the Federal Reserve System (FRB) generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating earnings, although other factors such as overall capital adequacy, projected earnings, and the composition of such earnings may also be relevant in determining whether dividends should be paid. The Comptroller has a similar view with respect to the payment of dividends by a national bank.

The payment and amount of future dividends will depend upon the earnings and financial condition of Continental, restrictive covenants in its debt securities, and other factors, such as the views of the bank regulatory agencies.

Loan Restrictions: The Federal Reserve Act (Act) places restrictions on loans by subsidiary banks to bank holding companies and other affiliates. Other than loans secured by U.S. Government securities or certain segregated deposits, the maximum amount of loans to any single affiliate may not exceed 10% of a bank's capital and surplus, as defined, less the amount of other transactions subject to the Act, and to all affiliates may not exceed 20% of the bank's capital and surplus, as defined, less the amount of other transactions subject to the Act. On
December 31, 1993, the maximum amount of all loans that the Bank would be permitted to have outstanding to Continental was $283 million plus the amount of any loans secured by U.S. Government securities or certain segregated deposits.

Other Regulatory Matters: The Bank is currently classified as "well capitalized" for purposes of the brokered deposit regulations issued by the Federal Deposit Insurance Corporation
(FDIC) pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and thus may solicit, accept, renew, and roll over brokered deposits without restrictions. The Bank continues to actively use brokered deposits.

A bank's capital category for purposes of applying various FDICIA regulations may not necessarily be representative of its overall financial condition or prospects.

NOTE 11--EARNINGS PER COMMON SHARE

The basis for the calculation of primary earnings per share for each of the last three years is presented below:


($ in millions)                                1993        1992        1991
Income (loss) from continuing operations
  applicable to common stock before
  cumulative effect of accounting change
  for income taxes.......................      $224        $188       $(109)
Cumulative effect of accounting change
  for income taxes.......................        80          --          --
Net income (loss) applicable to common
  stock..................................       304         188        (112)
Average number of shares of
  common stock...........................        54          54          54

The earnings (loss) per common share was computed by dividing the net income (loss) applicable to common stock, which excludes the preferred dividend requirements, by the weighted average number of shares of Continental common stock outstanding and included common shares that would result from conversion of the Junior Perpetual Convertible Preference Stock, which was outstanding until June 1991. For 1993 and 1992, earnings per common share were computed using the treasury stock method. Under this method, common stock equivalents include shares that would result from the exercise of options reduced by the number of shares assumed to be repurchased from the proceeds received.

NOTE 12--LEASE AND OTHER COMMITMENTS

Lease Commitments: Continental's obligations for future minimum lease payments and sublease rentals on operating leases were as follows:


December 31, 1993 ($ in millions)
1994....................................................           $ 19
1995....................................................             15
1996....................................................             13
1997....................................................             12
1998....................................................             11
Later years.............................................             48
  Total minimum lease payments..........................           $118
  Future minimum sublease rentals.......................           $ 14

In addition to the amounts set forth above, certain of the leases require payments by Continental for taxes, insurance, and maintenance. Rental expense included in operating expense in the consolidated statement of operations amounted to $16 million in 1993, $15 million in 1992, and $20 million in 1991.

Other Commitments: In 1991, the Bank outsourced its information technology operation to Integrated Systems Solutions Corporation
(ISSC), a subsidiary of International Business Machines Corporation. The Bank entered into a ten-year contract with ISSC, effective January 1, 1992, to obtain technology and development services. The Bank's cost for such services is estimated to be approximately $49 million per year, including core inflation coverage but subject to adjustments depending upon processing volumes. The contract is subject to termination upon the occurrence of certain conditions.

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to estimate the fair value of all assets, liabilities, and off-balance-sheet transactions that are financial instruments. While a significant part of Continental's activities falls under the definition of financial instruments, other balance-sheet items such as properties and equipment are not included, nor are intangibles such as the values of the core deposit base or various fee-based activities such as trust and cash management services.

Fair values are point-in-time estimates of the amount at which a financial instrument could be exchanged between a willing buyer and seller, other than in a forced or liquidation sale. These values can change significantly based on various factors, including market risk related to movements in prices, interest rates, or currency rates and credit risk related to the ability of customers to perform under the agreed terms of the contract. Additionally, fair values determined in accordance with SFAS No. 107 do not fully consider transaction costs, the impact of individual transactions on prices, management's intent regarding disposition, or even whether a willing buyer is available. Accordingly, management cannot provide any assurance that the estimated fair values presented below could actually be realized. The fair value estimates for financial instruments were determined as of December 31, 1993 and 1992, by application of the methods and significant assumptions described below.

                                             Adjusted
                                             carrying      Fair  Unrecognized
December 31, 1993 ($ in millions)               value*    value   gain/(loss)
Financial Assets
Cash and non-interest bearing deposits.....   $ 2,042   $ 2,042          $ --
Interest-bearing deposits..................     1,803     1,808             5
Federal funds sold.........................       658       658            --
Securities purchased under agreements to
  resell...................................       922       922            --
Trading account assets.....................     1,637     1,707            70
Securities.................................     1,527     1,531             4
Equity investments.........................       679       753            74
Net loans..................................    11,420    11,457            37
Interest and fees receivable...............       124       124            --
Other financial assets.....................        87        87            --
  Total financial assets...................    20,899    21,089           190
Financial Liabilities
Non-interest-bearing deposits..............     2,968     2,968            --
Interest-bearing deposits..................    10,496    10,991          (495)
Federal funds purchased....................     1,312     1,312            --
Securities sold under agreements to
  repurchase...............................       419       419            --
Other short-term borrowings................     3,018     3,028           (10)
Long-term debt.............................     1,141     1,274          (133)
Interest payable...........................       148       148            --
Other financial liabilities................        69        69            --
  Total financial liabilities..............    19,571    20,209          (638)
Off-Balance-Sheet Financial Instruments
Unused loan commitments....................        20        20            --
Standby letters of credit..................         3         3            --
Interest-rate swaps........................       190       471           281
Futures and forward contracts..............      (134)       --           134
Forward-rate agreements....................         4         4            --
Interest-rate options written..............      (187)     (187)           --
Foreign-exchange spot, forward, and
  futures contracts........................       (10)      (10)           --
Commodity swaps............................         8         8            --
  Total other financial instruments........      (106)      309           415
    Net unrecognized loss on financial
      instruments..........................   $ 1,222   $ 1,189          $(33)

*Adjusted carrying values exclude amounts not required to be disclosed as financial instruments under SFAS No. 107. Deferred gains or losses on futures contracts that have been designated as hedges are included in off-balance-sheet financial instruments. For balance-sheet purposes, these amounts are reported on the same line as the underlying asset or liability. These were as follows: net loans, $29 million loss; interest-bearing-deposit liabilities, $78 million loss; and long-term debt, $27 million loss.

                                             Adjusted
                                             carrying      Fair  Unrecognized
December 31, 1992 ($ in millions)               value*    value   gain/(loss)
Financial Assets
Cash and non-interest bearing deposits.....   $ 1,854   $ 1,854          $ --
Interest-bearing deposits..................     2,067     2,072             5
Federal funds sold.........................       719       719            --
Securities purchased under agreements to
  resell...................................     1,427     1,427            --
Trading account assets.....................     1,079     1,082             3
Securities.................................     1,002     1,010             8
Equity investments.........................       504       559            55
Net loans..................................    12,089    12,134            45
Interest and fees receivable...............       141       141            --
Other financial assets.....................       174       174            --
  Total financial assets...................    21,056    21,172           116
Financial Liabilities
Non-interest-bearing deposits..............     2,972     2,972            --
Interest-bearing deposits..................    11,095    11,704          (609)
Federal funds purchased....................     1,367     1,367            --
Securities sold under agreements to
  repurchase...............................       667       667            --
Other short-term borrowings................     2,183     2,188            (5)
Long-term debt.............................       956     1,048           (92)
Interest payable...........................       174       174            --
Other financial liabilities................       152       152            --
  Total financial liabilities..............    19,566    20,272          (706)
Off-Balance-Sheet Financial Instruments
Unused loan commitments....................        13        13            --
Standby letters of credit..................        --         2             2
Interest-rate swaps........................       153       412           259
Futures and forward contracts..............      (138)       --           138
Interest-rate options written..............      (228)     (228)           --
Foreign-exchange spot, forward, and
  futures contracts........................         6         6            --
Commodity swaps............................         4         4            --
  Total other financial instruments........      (190)      209           399
    Net unrecognized loss on financial
      instruments..........................   $ 1,300   $ 1,109         $(191)

*Adjusted carrying values exclude amounts not required to be disclosed as financial instruments under SFAS No. 107. Deferred gains or losses on futures contracts that have been designated as hedges are included in off-balance-sheet financial instruments. For balance-sheet purposes, these amounts are reported on the same line as the underlying asset or liability. These were as follows: net loans, $37 million loss; interest-bearing-deposit liabilities, $77 million loss; and long-term debt, $24 million loss.

The following methods and significant assumptions were used in determining fair value estimates:

Cash and Short-Term Investments: Interest-bearing balances were valued by discounting contractual cash flows, using market interest rates corresponding to the remaining term of the assets. The fair value of non-interest-bearing balances and acceptances approximated the carrying value because of their short tenor.

Trading Account Assets, Securities, and Equity Investments:
Values of debt and equity securities carried in the statement of condition at either market or fair value were determined as discussed in Note 2. For assets not carried at market or fair value, fair values were determined by management based on quoted market prices of the same or similar securities, prior earnings, comparable investments, liquidity, percentage ownership, and other evidence, as applicable. Purchased options carried as trading account assets were valued using appropriate pricing models.

Loans: Fair value was determined by segmenting the portfolio into major groupings. The pricing of floating-rate performing loans was deemed to be substantially equivalent to terms offered by other lenders for similar credits, based on prior testing of the loan portfolio and assessment of current market conditions. Accordingly, no adjustment for pricing of this portfolio group was made. The interest-rate-risk component of performing loans, both floating- and fixed-rate, was valued by discounting contractual cash flows, using market interest rates corresponding to the remaining term or repricing period of the loans, as appropriate. Prepayments were not anticipated.

Nonperforming loans were valued either at traded prices, when available; at the present value of expected cash flows, discounted at rates commensurate with uncertainties of those estimated cash flows; or at an amount no greater than the appraised value of underlying collateral, as appropriate.

In addition to the credit risk considered by the valuation of nonperforming loans described above, the reserve for credit losses was considered a reasonable approximation, not only for loan credit risk, but also for other uncertainties in the entire credit portfolio, including obligations to extend credit and other off-balance-sheet transactions. Considering the reserve for credit losses in this manner is only one component in estimating the fair value of the loan portfolio. Its use in this context is not the same as an estimate of probable credit losses determined for financial statement reporting purposes.

Since the methodology for valuing loans encompassed the pricing of the entire credit facility and consideration of the credit loss reserve, segregating amounts between loans and commitments was not feasible. However, a reasonable approximation of current values for unused credit commitments was the amount of net prepaid or accrued fees.

Deposits and Short-Term Liabilities: Values were determined by discounting contractual cash flows, using current rates paid on obligations of similar remaining tenor. As indicated in the table, the unrecognized loss on interest-bearing deposits was significantly offset by unrecognized gains on related interest-rate hedges. Securities sold but not yet purchased were carried at fair value. The fair value of non-interest-bearing deposits approximated the carrying value because of their short tenors. A fair value for Continental's deposit-base intangible has not been estimated.

Long-Term Debt: A fair value for long-term debt was determined by reference to current market prices for Continental's outstanding debt.

Off-Balance-Sheet Financial Instruments: Exchange-traded instruments were valued using quoted market prices. Forward contracts were valued at the prices of comparable instruments.
Other instruments, including swaps, forward-rate agreements, and options, were valued using appropriate pricing models.

Unused credit commitments, primarily loan commitments and standby letters of credit, were determined to be priced substantially at current market levels for similar commitments. Accordingly, estimated fair value represents currently accrued fees charged for assuming these obligations. The fair value of letters of credit other than standby letters of credit was immaterial.

NOTE 14--DERIVATIVE AND CREDIT-RELATED FINANCIAL INSTRUMENTS

Continental incurs off-balance-sheet risk as a result of entering into derivative and credit-related financial instrument transactions. A loss may occur as a result of credit or market risk. Off-balance-sheet risk is the potential loss, assuming the worst case situation, attributable to these financial instruments that has not been recorded in the financial statements. It is not intended to represent expected losses.

Credit risk is the possibility of a loss from the failure of another party to perform according to the terms of a contract.
An example of a financial instrument that has off-balance-sheet credit risk is a standby letter of credit. Continental's obligation under a standby letter of credit is contingent in nature, and, therefore, a liability is not recorded on the balance sheet. However, if the standby letter of credit is expected to be funded and the customer is not expected to repay, then a loss must be recognized in the financial statements. Any such anticipated losses are determined based on expected net cash settlements and are covered by the reserve for credit losses. Contractual or notional amounts related to derivatives are used only as a base for calculating net cash settlements. Such amounts do not represent off-balance-sheet credit risk.

Market risk is the potential loss that may be incurred due to adverse shifts in either interest rates, foreign-exchange rates, or prices of equity, commodity, or other financial instruments. An example of a financial instrument with off-balance-sheet market risk is an interest-rate swap. An interest-rate-swap transaction in which one party receives cash based on a floating rate and pays cash based on a fixed rate will experience a loss in value in a falling interest-rate environment.

Derivatives: Derivatives may be separated into four fundamental components that are linked to various types of financial risks. The four components are futures, forwards, swaps, and options. The financial risks include interest-rate, foreign-currency, and other price risks. Continental uses these instruments to manage its financial risk position, as well as to provide customers the tools to manage their risks.

Futures and forward contracts are commitments to buy and sell a financial instrument at a specified future date for a specified price. Futures differ from forwards in that they are standardized, exchange-traded contracts that require that a specified level of cash be placed in a margin account for daily settlement purposes. Forwards, on the other hand, have customized terms and are generally transacted between two parties. As such, there is some amount of credit risk which varies with price movements.

Swaps, primarily interest-rate, involve exchanges of fixed- for floating-rate payments calculated over a specified time on a specified notional amount. However, the exchange of one contract based on a floating-rate index for another contract based on a floating-rate index, as well as exchanges based on commodity- and equity-price movements, also may occur. As with forwards, swaps are contracts between two parties and, therefore, have associated credit risk. Swaps may be entered into under master netting arrangements; accordingly, periodic payments between counterparties are typically settled on a net basis over the life of the swap. For interest-rate swaps, notional amounts are used only for calculating settlements and are not exchanged. Collateralization and periodic settlements based on market value are sometimes utilized to reduce credit exposure.

Options convey to the holder the right, but not the obligation, to buy or sell a financial instrument at a specified price or exchange rate at or over a specified time period. Options may be entered into on an exchange or via the "over the counter" market. Options traded on exchanges have standardized terms, while non-exchange-traded options have customized terms and, like forwards and swaps, are generally transacted between two parties. Counterparty credit risk related to exchange-traded options is to the exchange. The buyer of a non-exchange-traded option is dependent on the seller or writer to honor the terms of the transaction and, as a result, assumes credit risk. This risk increases as the option value increases. In contrast, the writer is paid a premium for assuming the obligation for adverse market-risk movements over the life of the option.

The accounting for derivatives depends on the nature and purpose of the transaction. The fair value of derivatives entered into for trading purposes is recorded on the balance sheet in either other assets, other liabilities, or trading account assets. Changes in fair value are immediately recognized as trading revenue. Futures contracts and options that are exchange-traded instruments are valued using quoted market prices. Forward contracts, swaps, and options negotiated with individual counterparties are valued using applicable pricing models. Currently, unrealized gains and losses on forward contracts and swaps are each reported net on the balance sheet. Beginning in 1994, in order to comply with a new accounting interpretation, Continental will net only forwards or swaps by counterparty provided a master netting arrangement exists with the counterparty.

The extent of Continental's involvement in derivative transactions for both hedging and trading purposes is represented by contractual or notional amounts. These amounts, summarized in the table below, serve as volume indicators only and do not represent the potential gain or loss from market or credit risk.


Contractual or Notional Amounts

December 31 ($ in billions)                          1993                1992
Interest-rate futures and forwards.............     $31.6               $29.9
Foreign-exchange spot, futures,
  and forward contracts........................      20.2                18.6
Forward-rate agreements........................       2.0                 7.1
Interest-rate swaps............................      47.4                50.2
Foreign-currency swaps.........................       0.3                 0.4
Interest-rate options--purchased...............      14.2                14.0
Foreign-currency options--purchased............       2.7                 7.0
Interest-rate options--written.................      15.3                28.1
Foreign-currency options--written..............       2.8                 6.7

Trading revenues in 1993 related to derivative products were primarily customer-driven and, by management's estimate, totaled
$33 million.

Derivatives Used as Hedges: The following table shows the notional amounts for derivatives that Continental used to manage its interest-rate risk. These amounts also are included in the table of contractual or notional amounts above.


December 31 ($ in billions)                                  1993        1992
Interest-rate swaps
  Receive fixed........................................     $ 6.4       $ 7.2
  Pay fixed............................................        --         0.1
  Basis................................................       0.3         0.2
  Total................................................     $ 6.7       $ 7.5
Financial futures contracts*
  Long.................................................     $19.1       $14.9
  Short................................................       4.7         3.2
  Total................................................     $23.8       $18.1
Forward-rate agreements
  Long.................................................     $  --       $  --
  Short................................................       0.1         0.7
  Total................................................     $ 0.1       $ 0.7

*Primarily 3-month contracts.

The notional amounts of financial futures contracts displayed in the preceding table consist mostly of three-month contracts used to hedge longer-term deposits and loans, and, therefore, the volumes included can be misleading.

Interest-rate swaps that qualify as hedges are accounted for on an accrual basis, with gains or losses recorded in interest revenue or interest expense, as appropriate. Futures contracts and terminated swaps that have been identified to function as a hedge or to adjust interest-rate risk must meet specific criteria. The realized gains or losses related to these hedges are deferred and amortized as interest revenue or interest expense over the life of the designated assets, liabilities, or anticipated transactions.

As shown in the following schedule, Continental's net interest revenue for 1993 was favorably impacted by hedging.



1993 Effect on Net Interest Revenue
                                                          Interest-
($ in millions)                 Futures     Forwards     rate swaps     Total
Interest revenue...........        $ 27          $ 1          $  29     $  57
Interest expense...........         (43)          (1)          (194)     (238)
  Total....................        $ 70          $ 2          $ 223     $ 295

It is important to view the hedging results in conjunction with the related balance-sheet positions in order to determine the impact on net income of these associated items. The tables in
Note 13 provides information about the deferred hedge gains or losses and the unrecognized gains or losses on the underlying assets or liabilities.

The net deferred gain related to futures hedging activity at year-end 1993 was $134 million, which generally will be amortized over the expected life of the underlying hedged assets or liabilities. Since this deferred amount includes the current value of open futures contracts, it is subject to change as interest rates move. Again, it is critical to view this amount in conjunction with the balance-sheet position being hedged.
Note 13 provides more information on the relationship between hedges and the underlying risk positions.

The foreign-currency-hedge results (net of related income taxes attributable to forward contracts) associated with certain investments in foreign subsidiaries and branches are excluded from income and recorded as accumulated translation adjustments in stockholders' equity, unless the related investment is sold or substantially liquidated.

Credit-Risk Exposure for Derivatives: The extent of Continental's credit-risk exposure for derivatives generally represents positions with a positive market value, in which cash has not yet been received by Continental. In the case of forward and swap contracts, a positive market value may be reduced by unrealized losses on other contracts with the same counterparty, provided a master netting arrangement exists with that counterparty. Written options do not pose any credit risk to Continental because Continental is obligated to perform under the option contract, and the purchaser, therefore, has the credit risk.

The following table shows Continental's estimate of the credit-risk exposure from derivatives, including those used for hedging.

                                                                 Off-balance-
December 31, 1993                             Amount recorded    sheet credit
($ in millions)             Credit risk      on balance sheet            risk
Futures................          $   --                  $ --         $    --
Forwards...............             258                    16             242
Swaps..................           1,437                   477             960
Options................             209                   173              36
  Total................          $1,904                  $666          $1,238

The fair value of collateral held related to derivative transactions was approximately $9 million on December 31, 1993.
For an unaudited maturity distribution for derivative transactions as of December 31, 1993, see Sensitivity to Interest-Rate Changes on page 24 of Selected Financial Data.

Credit-Related Financial Instruments: Credit-related financial instruments primarily include commitments to extend credit, standby letters of credit, and foreign-office guarantees.

Commitments to extend credit are obligations to lend to a customer over a specified period. These agreements are typically contingent upon the customer's maintenance of certain credit standards during the commitment period.

Standby letters of credit and guarantees are irrevocable commitments by Continental that generally guarantee the performance of a customer in arrangements with a third party.

Credit-risk exposure for credit-related financial instruments is represented by the contractual amounts of these instruments. The following table summarizes Continental's credit-risk exposure related to these financial instruments:


December 31 ($ in billions)                                 1993         1992
Commitments to extend credit..........................     $14.9        $14.2
Standby letters and foreign-office guarantees.........       3.1          2.8
Other letters of credit...............................       0.3          0.3
  Total...............................................     $18.3        $17.3

Since many of the above commitments are expected to expire without being drawn upon, or will be only partially used, the total commitments do not necessarily represent future cash requirements.

Continental closely monitors the credit-risk exposure of these financial instruments as part of its credit review process. Collateral is required as deemed necessary by the creditworthiness of the counterparty. The nature of the collateral varies, but may include third-party letters of credit, securities issued by the U.S. Government and its agencies, inventory, receivables, equipment, and property. The collateral is reviewed periodically to determine its adequacy and ensure its existence. Some forms of collateral, such as cash equivalents and marketable securities in the possession of the Bank, are readily accessible. Other forms are not in the Bank's possession, but security agreements give the Bank rights with respect to the title and disposition of the collateral.

In the case of standby letters of credit, credit-risk exposure is further reduced by participations to third parties. The amount participated to third parties was $336 million and $310 million on December 31, 1993 and 1992, respectively.

Approximately 87% of standby letters of credit and guarantees expire within one year, and nearly all within five years. The amount on December 31, 1993, included $312 million to support repayment of commercial paper and industrial revenue bonds.

Continental earns fee revenue on the above credit-related products which it generally recognizes over the term of the credit-related financial instrument. The amount of such fee revenue recognized in 1993 was $66 million.

NOTE 15--CONCENTRATIONS OF CREDIT RISK

Credit concentrations exist if a number of counterparties are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be affected similarly by changes in economic or other conditions.

See Management's Discussion and Analysis for unaudited information on credit risk. This information includes size, industry, and geographic distributions of the credit portfolio (loans, other real estate owned, and other nonperforming assets). The table below shows Continental's credit-risk concentrations by type with respect to all financial instruments, balance-sheet and off-balance-sheet, except securities purchased under agreements to resell, customers' liability on acceptances, and over-the-counter foreign-exchange contracts:

                                          Off-Balance-Sheet
December 31, 1993       Balance-        Unused     Letters              Total
($ in billions)            sheet   commitments   of credit   Other   exposure
Domestic
Commercial and
  industrial.......           43%           77%         67%     11%        57%
Mortgage and real
  estate...........            8             2           2       3          5
Financial
  institutions.....           10            18          24      31         15
Consumer...........            2            --           1      --          1
All other..........           12            --           1      --          6
  Total domestic...           75            97          95      45         84
Foreign............           25             3           5      55         16
  Total............          100%          100%        100%    100%       100%
  Total exposure...        $18.0         $14.6        $3.0    $1.7      $37.3

CAPTION>

                                          Off-Balance-Sheet
December 31, 1992       Balance-        Unused     Letters              Total
($ in billions)            sheet   commitments   of credit   Other   exposure
Domestic
Commercial and
  industrial.......           42%           77%         68%     17%        56%
Mortgage and real
  estate...........           11             3           3       3          7
Financial
  institutions.....           11            16          17      39         15
Consumer...........            2            --           2      --          1
All other..........           10             2           3       2          6
  Total domestic...           76            98          93      61         85
Foreign............           24             2           7      39         15
  Total............          100%          100%        100%    100%       100%
  Total exposure...        $17.8         $13.6        $2.7    $1.8      $35.9

NOTE 16--EMPLOYEE STOCK PLANS

Continental maintains an Employees Stock Ownership Plan (ESOP) that provides benefits to substantially all full-time U.S.
employees. On December 31, 1993, the ESOP held 1,908,806 shares of Continental common stock, 344,302 shares of which were unallocated. All loans to the ESOP Trust have been recorded as a reduction of stockholders' equity.

Continental contributed $4 million to the ESOP in 1993, all of which represented the compensation element. The 1992 and 1991 contributions were $10 million and $7 million, respectively
($9 million and $6 million, respectively, representing the compensation element). The contributions in 1992 and 1991 were net of $1 million of dividends on unallocated shares of common stock.

Continental maintains a stock plan and a stock-equivalent plan for certain non-U.S.-paid employees. Expense recognized for both plans was less than $1 million in 1993, 1992, and 1991.

Continental adopted a stock option plan during l979 and a combined stock option and restricted stock plan in l982. In April 1991, Continental's stockholders approved the 1991 Equity Performance Incentive Plan (1991 Plan). Under the 1991 Plan, officers and other key employees may receive awards consisting of options, stock appreciation rights, restricted stock, and restricted stock units. The 1991 Plan allows for a maximum of 3,500,000 shares of common stock to be issued. Awards generally are not assignable or transferable and may be exercised only by the participant.

Authorized shares of Continental common stock reserved for issuance to key personnel under the stock option plans amounted to 7 million and 8 million on December 31, 1993 and l992, respectively. Stock options expire ten years from the date of grant.

Data with respect to options are as follows:


December 31                                 1993           1992           1991
Shares under option at year-end...     5,700,683      5,228,880      4,046,312
Option price per share............        $9-155         $9-155         $9-155

Options for 763,621 shares were exercised during 1993. In 1992, 443,245 options were exercised. In 1991, no options were exercised.

In addition to the plans described above, Continental has granted stock options to three present or former members of executive management in conjunction with their employment, all of which are currently exercisable. The following table sets forth information with respect to these options:

                              Number              Option            Expiration
December 31, 1993          of shares               price                  date
Granted in 1984.......       175,000              $18.00               8/13/94
Granted in 1987.......       500,000               21.50               7/31/97

Under the terms of the options granted in 1984, the optionees have the right to exercise the options in exchange for common stock or to surrender any of the options in return for a cash payment equal to the book value per share of common stock at the end of the preceding quarter less $26.00 per share. In addition, these optionees have until August 13, 1994, to require Continental to repurchase shares acquired through exercise of the options, at a price per share equal to the book value per share of common stock at the end of the preceding quarter less $8.00 per share.

NOTE 17--PENSION PLAN

Continental and certain subsidiaries have a noncontributory defined benefit pension plan covering substantially all full-time U.S. employees. The plan benefits are based on years of service and a final-pay formula. Continental's policy is to fund the plan in compliance with the Employee Retirement Income Security Act (ERISA).

The domestic pension expense for 1993 and 1991 was less than $1 million and $3 million, respectively; the domestic pension benefit for 1992 totaled $1 million. Continental did not contribute to the plan in any of the last three years, since the plan was overfunded for ERISA purposes.

Continental recognized a curtailment gain of $9 million in 1991 as a result of the decrease in projected benefit obligations associated with the reduction in the total number of employees.

This gain is included as part of the provision for business restructuring in 1991.

The following table reconciles the domestic pension plan's funded status and the amounts recorded in Continental's consolidated balance sheet:


December 31 ($ in millions)                                     1993    1992
Market value of plan assets, invested in equities
  and bonds................................................     $218    $202
Actuarial present value of accumulated benefits,
  including vested benefits of $155 and $118...............      172     133
Additional benefits based on estimated future
  salary levels............................................       44      50
  Projected benefit obligation.............................      216     183
Funded status..............................................        2      19
Unrecognized net asset.....................................      (13)*   (15)
Prior service cost.........................................       (3)     --
Unrecognized net loss......................................       39      22
  Prepaid pension costs....................................     $ 25    $ 26

*The remaining unrecognized net asset will be amortized over five years.

The following table shows the rates used in determining the actuarial present values of projected benefits and the expected long-term rate of return on plan assets:


                                                            1993       1992
Discount rate.........................................      7.75%      8.25%
Rate of increase in future compensation levels........      5.00       5.50
Rate of return on plan assets.........................     10.00      10.00

In addition to considering borrowing rates, Continental's discount rate for 1993 was actuarially derived by comparing expected cash outflows under its pension plan to cash flows related to a hypothetical, but obtainable, bond portfolio of highly rated bonds which could be purchased to settle Continental's pension obligation.

The components of pension expense for each of the last three years are as follows:


($ in millions)                                        1993     1992     1991
Service cost--benefits earned during year.........     $  8     $  7     $  7
Interest cost on projected benefit obligation.....       14       14       14
Actual return on plan assets......................      (24)     (12)     (36)
Net amortization and deferral.....................        2      (10)      18
  Net pension expense (benefit)...................     $ --     $ (1)    $  3

Employees of certain foreign units of Continental participate in defined benefit or contributory pension plans established by those units; the pension expense related to these plans was not material in any of the last three years.

NOTE 18--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Continental and certain subsidiaries have a contributory postretirement healthcare plan covering substantially all salaried U.S. employees. Eligibility for plan benefits is based on a combination of age and length of service. Healthcare benefits are subject to limitations on both individual and total benefits available. Continental also has retained the right to amend the plan in the future. Continental provides postretirement life insurance only for retirees who retired by December 31, 1991, and certain key executives. Continental funds its portion of the postretirement benefits on a pay-as-you-go basis.

The following table presents the components of the accumulated postretirement benefit obligation as of December 31, 1993:


December 31, 1993 ($ in millions)
Accumulated postretirement benefit obligation:
  Retirees..........................................................     $ 58
  All other participants............................................       19
    Total...........................................................       77
Unrecognized experience net loss....................................       (3)
Unrecognized prior service cost.....................................       (6)
Unrecognized transition obligation*.................................      (63)
  Accrued postretirement benefit cost...............................     $  5

*The remaining unrecognized transition obligation will be amortized over 19 years.

The following table shows the rates used in determining the actuarial present values of projected benefits:


                                                                         1993
Discount rate.......................................................     7.75%
Medical trend on net charges........................................     14.0*
Administration costs................................................      5.0

*This trend rate decreases by 1% a year until the year 2001, when an ultimate trend rate of 6.5% is assumed.

Continental's discount rate for postretirement benefits was derived using the same methodology as that used to determine the pension discount rate.

A one-percentage point increase in the assumed medical trend and administration cost rates in each year would increase the accumulated postretirement benefit obligation on
December 31, 1993, by approximately $8 million. The increase on the combined service and interest cost components of the 1993 annual postretirement benefit expense would have been approximately $1 million.

The components of postretirement benefit expense for 1993 are as follows:


($ in millions)                                                          1993
Service cost........................................................      $ 1
Interest cost.......................................................        5
Net amortization and deferral.......................................        3
  Postretirement benefit expense....................................      $ 9

The difference between the accrued postretirement benefit cost on December 31, 1993, and postretirement benefit expense for 1993 was expenses paid during the year.

NOTE 19--OTHER EMPLOYEE BENEFITS

Employee Savings Plan: Continental maintains a savings incentive plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time U.S. employees. Under the plan, employee contributions are partially matched by Continental. Total savings plan expense amounted to $3 million, $2 million, and $3 million for 1993, 1992, and 1991, respectively.

Healthcare and Life Insurance Benefits: Continental provides healthcare and life insurance benefits to certain active employees based on a combination of age and length of service. Healthcare benefits are subject to limitations on both individual and total benefits available. The amount charged to expense includes healthcare benefits paid to participants, net of their contributions, and administrative costs. Life insurance premiums paid to insurance companies are recognized as an expense when paid. The expense for healthcare and life insurance benefits in 1993, 1992, and 1991, was $12 million, $12 million, and $13 million, respectively, for active employees.

NOTE 20--INCOME TAXES

Income tax expense (credit) consisted of the following:


($ in millions)                                    1993       1992       1991
Current
Federal.......................................     $ (1)       $ 2        $--
State.........................................       --         --          1
Foreign.......................................       32         10          5
  Total current...............................       31         12          6
Deferred
Federal.......................................      (49)        --         --
Foreign.......................................       --          8         11
  Total deferred..............................      (49)         8         11
  Total income tax expense (credit)...........     $(18)       $20        $17

The components of and changes in the federal deferred tax asset were as follows:

                                                     Deferred
                                      January 1       expense     December 31
($ in millions)                            1993     (benefit)            1993
Reserve for credit losses...........      $ 190        $  52            $ 138
Statutory change to mark-to-market
  tax accounting....................         --          (26)              26
Unrealized gains on
  risk-management products..........        (27)         (24)              (3)
Net unrealized equity gains.........        (18)          15              (33)
Deferred fee and interest income....         10           (2)              12
Other temporary differences.........         37           12               25
Federal regular tax operating
  loss carryforwards................         67           56               11
Foreign tax credit carryforwards....         75           28               47
Alternative minimum tax and
  business tax credit
  carryforwards.....................         20           (3)              23
  Gross federal deferred tax
    assets..........................        354          108              246
Valuation allowance.................       (274)        (157)            (117)
  Total federal deferred tax asset..      $  80        $ (49)           $ 129

In addition to the federal deferred tax asset shown above, Continental recorded a federal deferred tax liability of $19 million due to the adoption of SFAS No. 115. See Note 2 for further discussion of the adoption of SFAS No. 115.

For discussion of management's assessment of the valuation allowance, see Income Taxes on page 32 of Management's Discussion and Analysis.

The components of deferred income tax expense for 1992 and 1991 relate to the factors listed below:


($ in millions)                                                1992      1991
Provision for credit losses...............................     $ 42      $ (6)
Reserves for restructuring and other expenses.............        8        (7)
Translation losses........................................       (2)       (2)
Deferred fee and interest income..........................       (6)        1
Unrealized gains on risk-management products..............       --        11
Recognition of previously unrecorded regular federal
  tax benefits............................................      (45)      (22)
Property dispositions.....................................        2         3
Net unrealized equity gains...............................        7        11
Deferred foreign taxes....................................        8        11
Exchange of LDC debt......................................       (8)       --
Other.....................................................        2        11
  Total deferred income tax expense.......................     $  8      $ 11

On December 31, 1993, Continental had the following federal income tax carryforwards.

                                       Expiration     Regular     Alternative
($ in millions)                              date         tax     minimum tax
Federal net operating loss
  carryforwards...................           1996         $33             $18
Foreign tax credit carryforwards..           1994         $ 6             $--
                                             1995           6               4
                                             1996          15              14
                                             1997           4               4
                                             1998          16              16
  Total foreign tax credit
    carryforwards.................                        $47             $38
Business tax credit
  carryforwards...................      1996-2004         $ 5             $--
Alternative minimum tax credit
  carryforwards...................     Indefinite         $18             $--

In addition to the federal tax benefits indicated in the table above, Continental has net operating loss carryforwards available in various state and foreign jurisdictions, none of which have been recognized for financial statement purposes.

The following table provides a reconciliation of income taxes on continuing operations included in the consolidated statement of operations to an income tax provision computed by applying the statutory federal corporate tax rate of 35% for 1993 and 34% for 1992 and 1991 to income (loss) before income taxes:


($ in millions)                                      1993      1992      1991
Tax at statutory rate............................   $  84      $ 82      $(19)
Increase (decrease) in taxes resulting from:
  Nontaxable interest and dividend income........      (1)       (2)       (4)
  Limitation (utilization) of deferred benefits..      --       (77)       18
  Change in valuation allowance..................    (157)       --        --
  Change in tax attributes.......................      26        --        --
  Foreign income taxes...........................      32        18        16
  Other..........................................      (2)       (1)        6
  Total income tax expense (credit)..............   $ (18)     $ 20      $ 17

The effect of the change in federal income tax rates enacted as part of the Revenue Reconciliation Act of 1993 was an immaterial increase to net deferred tax benefits as of January 1, 1993.

The following table shows income (loss) from continuing operations before taxes from domestic and foreign operations. In this table, foreign operations include foreign branches and foreign subsidiaries only.


($ in millions)                                      1993      1992      1991
Domestic........................................     $124      $214      $(50)
Foreign.........................................      116        28        (6)
  Total.........................................     $240      $242      $(56)

NOTE 21--SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Other revenues in the consolidated statement of operations included gains on loan sales and foreign-exchange translation losses. Gains on loan sales were $36 million in 1993, $26 million in 1992, and $3 million in 1991. Foreign-exchange translation losses totaled $4 million in 1993, $21 million in 1992, and $14 million in 1991.

The main components of other expenses included in the consolidated statement of operations are as follows:


($ in millions)                                  1993        1992        1991
Professional service fees ..................     $123        $116        $ 78
Insurance (includes FDIC assessments).......       35          29          29
Travel and related..........................       18          16          18
Supplies....................................       10          11          12
Advertising and public affairs..............        9           9          10
Communication...............................        8           9          13
All other ..................................       27          23          19
  Total other expenses......................     $230        $213        $179

The main components of net costs of ONPA included in the consolidated statement of operations are as follows:


($ in millions)                                        1993     1992     1991
Write-downs.......................................      $35      $11      $16
Net operating and legal expenses..................       32        2       --
Net losses from sales.............................        1       --       --
  Net costs of ONPA...............................      $68      $13      $16

NOTE 22--DOMESTIC AND FOREIGN OPERATIONS

Due to the nature of Continental's business, it is not possible to separate precisely domestic and foreign operations. Thus, subjective judgments related to the distribution of earning assets, revenues, and costs were used to derive operating results. Charges or credits for intercompany funding were based on the cost of selected short-term funds. Equity was allocated based on the level of total average assets. Gross expenses included interest expense and provisions for credit losses.
Other operating expenses were allocated between regions for expenses incurred by one on behalf of another. Income taxes were adjusted for the difference between foreign and U.S. tax rates.

The general provision for credit losses was allocated on the basis of net charge-off experience and management's assessment of risk characteristics of the portfolio. In 1992 and 1991, the allocated transfer risk reserve was netted against assets of the Latin American/Caribbean region. The information presented for foreign operations was based on the location of the principal obligor without regard to guarantors. Prior-year amounts have been restated to conform with the current year's presentation.



Continuing Domestic and Foreign Operations

                                       Total                                 Income
                                   assets on       Gross       Gross         (loss)    Income
($ in millions)                  December 31    revenues    expenses   before taxes    (loss)
1993
Continental Europe..........         $   246      $   11      $   17           $ (6)     $ (7)
Latin America/Caribbean.....           1,913         319         154            165       111
Asia/Pacific................           1,455          60          57              3         3
United Kingdom..............           1,064          98         103             (5)      (10)
Other foreign countries.....             229           9           9             --        --
  Total foreign.............           4,907         497         340            157        97
  Total domestic............          17,694       1,264       1,181             83       161
  Consolidated total........         $22,601      $1,761      $1,521           $240      $258
1992
Continental Europe..........         $   342      $   48      $   58           $(10)     $(11)
Latin America/Caribbean.....           1,856         287         140            147       106
Asia/Pacific................             970          56          36             20        20
United Kingdom..............           1,162         102         161            (59)      (59)
Other foreign countries.....             229          13          16             (3)       (5)
  Total foreign.............           4,559         506         411             95        51
  Total domestic............          17,908       1,270       1,123            147       171
  Consolidated total........         $22,467      $1,776      $1,534           $242      $222
1991
Continental Europe..........         $   747      $   74      $   82           $ (8)     $ (9)
Latin America/Caribbean.....           1,587         351         262             89        76
Asia/Pacific................           1,411         118         113              5         4
United Kingdom..............           1,289         104         174            (70)      (70)
Other foreign countries.....             422          34          43             (9)      (10)
  Total foreign.............           5,456         681         674              7        (9)
  Total domestic............          18,552       1,635       1,698            (63)      (64)
  Consolidated total........         $24,008      $2,316      $2,372           $(56)     $(73)

NOTE 23--CONDENSED PARENT COMPANY STATEMENTS

The condensed balance sheet and statements of operations and cash flows for the parent company, Continental Bank Corporation, are as follows:



Balance Sheet

December 31 ($ in millions)                         1993                 1992
Assets
Deposits with banks*.........................     $  529               $  566
Loans
  Banks*.....................................         --                   20
  Nonbank subsidiaries*......................        117                  127
  Other......................................         22                   23
Investment in
  Banks*.....................................      2,019                1,699
  Nonbank subsidiaries*......................        165                  138
Other assets.................................        104                   97
  Total assets...............................     $2,956               $2,670
Liabilities
Advances from nonbank subsidiaries*..........     $   --               $   92
Commercial paper
  Nonbank subsidiaries*......................         28                   41
  Other......................................         88                  155
Other borrowings.............................         29                   27
Long-term debt...............................        746                  568
Other liabilities............................        142                   99
  Total liabilities..........................      1,033                  982
Stockholders' equity.........................      1,923                1,688
  Total liabilities and
    stockholders' equity.....................     $2,956               $2,670

*Eliminated in consolidation.



Statement of Operations

Year ended December 31 ($ in millions)           1993        1992        1991
Operating revenues
Interest from subsidiaries
  Banks*....................................     $ 18        $ 20       $  38
  Nonbank subsidiaries*.....................        4           4           6
Dividends from subsidiaries
  Banks*....................................       85          75          55
  Nonbank subsidiaries*.....................       --          --          20
Other interest revenue......................        2           2           3
Gain on sale of real estate.................       --           1*          6*
Other revenues..............................        1          --           6
  Total operating revenues..................      110         102         134
Operating expenses
Interest on advances from nonbank
  subsidiaries*.............................        3           5           7
Interest on commercial paper and other
  borrowings
  Nonbank subsidiaries*.....................        1           1           1
  Other.....................................        4           4           5
Other interest expense......................       47          47          60
Other expenses..............................        8           3           3
  Total operating expenses..................       63          60          76
Income before income taxes and equity in
  undistributed income of subsidiaries......       47          42          58
Income tax expense (credit).................       21          (9)         (9)
Equity in undistributed income (loss) of
  subsidiaries..............................      312         171        (143)
  Net income (loss).........................     $338        $222       $ (76)

*Eliminated in consolidation.



Statement of Cash Flows

Year ended December 31 ($ in millions)                                 1993     1992     1991
Operating activities
Net income (loss)................................................     $ 338    $ 222    $ (76)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Equity in undistributed loss (income) of subsidiaries..........      (397)    (245)      68
  Accretion of discounts.........................................        --        1       --
  Gain on sale of real estate....................................        (1)      (1)      (6)
  Other..........................................................        39      (14)     (17)
  Net cash used by operating activities..........................       (21)     (37)     (31)
Investing activities
Net decrease (increase) in interest-bearing deposits with banks..        35       83     (264)
Loans originated
  Bank subsidiaries..............................................        --      (20)    (346)
  Nonbank subsidiaries...........................................       (27)     (59)     (36)
  Other..........................................................        --       --       --
Principal collections on loans
  Bank subsidiaries..............................................        20       --      744
  Nonbank subsidiaries...........................................        37       39       19
  Other..........................................................         1        1       --
Net decrease in investments in subsidiaries......................        --        1       47
Dividends from subsidiaries......................................        85       75       75
  Net cash provided by investing activities......................       151      120      239
Financing activities
Net increase (decrease) in commercial paper......................       (80)      19       83
Net increase (decrease) in other borrowings......................         2       (6)      10
Proceeds from issuance of long-term debt.........................       345       --      150
Repayment or retirement of long-term debt........................      (260)     (36)    (376)
Dividends paid...................................................       (65)     (66)     (80)
Loan to ESOP Trust...............................................        --       (1)      (6)
Other............................................................       (74)       9       10
  Net cash used by financing activities..........................      (132)     (81)    (209)
  Cash and non-interest-bearing deposits on January l............         3        1        2
  Cash and non-interest-bearing deposits on December 3l..........     $   1    $   3    $   1

Cash payments for interest expense amounted to $61 million for 1993, $58 million for 1992, and $72 million for 1991.  Income tax payments of $3 million and $2 million were made in 1993 and 1992, respectively; income tax refunds received totaled $1 million in 1991.  See consolidated statement of cash flows for significant noncash transactions.

NOTE 24--LEGAL PROCEEDINGS

The following consolidated civil action is a proceeding that primarily seeks monetary damages against the Bank. On
September 25, 1984, two actions were instituted in Oklahoma entitled The First National Bank and Trust Company of Oklahoma City and Continental Illinois National Bank and Trust Company of Chicago v. Ray Bell, et al. (Bell Group), and The First National Bank and Trust Company of Oklahoma City and Continental Illinois National Bank and Trust Company of Chicago v. Atex Oil Company of Oklahoma, Inc., et al. (Bell Group), in which the Bank sought repayment of obligations due under various notes and guarantees. The Bell Group filed counterclaims against the Bank seeking
$13 million in damages for alleged fraud and violations of both federal and Oklahoma securities laws. The FDIC was substituted for the Bank as plaintiff, and the actions were consolidated for trial in the United States District Court for the Western District of Oklahoma (the Bell action). The FDIC obtained summary judgment on its claim against the Bell Group, and thereafter the Bell Group amended their counterclaims to seek damages of approximately $52 million against the Bank. On
April 4, 1988, the court entered judgment on the jury verdict in the amount of approximately $52 million in damages against the Bank. On April 24, 1990, the United States Court of Appeals for the Tenth Circuit reversed the judgment against the Bank based on common law fraud and violation of the federal securities laws, while affirming the jury verdict against the Bank for non-registration of a security under Oklahoma securities law and remanding the case for a redetermination of damages on that issue. The Bank became aware that certain members of the Bell Group purportedly assigned their rights to any judgment against the Bank to the FDIC. On June 6, 1991, following a bench trial, a federal judge issued an opinion that the Bell Group was not entitled to any damages against the Bank. On September 14, 1993, the United States Court of Appeals for the Tenth Circuit affirmed the District Court's findings in the Bell case that the Bell Group is not entitled to any damages against the Bank. On January 13, 1994, the plaintiffs filed a petition for a writ of certiorari in the Supreme Court of the United States.

In addition to these actions, Continental and certain subsidiaries, including the Bank, are defendants in various other lawsuits. It is the opinion of management that the ultimate resolution of the Bell action, the actions discussed in Note 1, and all other lawsuits will not have a material effect on the financial condition of Continental.

MANAGEMENT REPORT



Management is responsible for the content of the Annual Report on Form 10-K, including the financial statements and related notes appearing on pages 58 through 102, and believes that the statements and notes have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and present fairly Continental Bank Corporation's financial condition and results of operations. Where amounts must be based on estimates and judgments, they represent the best estimates of management. All financial information appearing in the Annual Report on Form 10-K is consistent with that in the financial statements.

The accounting system and related internal accounting controls are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. Emphasis is placed on proper segregation of duties and authorities, the development and dissemination of written policies and procedures, and a comprehensive program of internal audits and management follow-up. Inherent limitations exist in any system of internal accounting controls based upon the recognition that the cost of control should not exceed the benefit derived. Recognizing this cost/benefit relationship, the system provides reasonable assurance that material errors and irregularities are prevented or would be detected within a timely period by employees in the normal course of performing their assigned duties.

The financial statements have been audited by Price Waterhouse, independent accountants, who are responsible for conducting their audits in accordance with generally accepted auditing standards.

The Board of Directors pursues its oversight role for accounting and internal accounting control matters through an Audit Committee of the Board of Directors, composed entirely of outside directors. The Audit Committee meets periodically with management, internal auditors, and independent accountants. The independent accountants and internal auditors have full and free access to the Audit Committee, and meet with it privately as well as with management present to discuss internal control, accounting, and auditing matters.

Thomas C. Theobald
Chairman

Michael E. O'Neill
Chief Financial Officer

John J. Higgins
Controller


February 28, 1994

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Continental Bank Corporation



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows of Continental Bank Corporation and its subsidiaries, and the consolidated balance sheet of Continental Bank N.A. and its subsidiaries, present fairly, in all material respects, the financial position of Continental Bank Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, and the financial position of Continental Bank N.A. and its subsidiaries at December 31, 1993 and 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for postretirement benefits other than pensions, income taxes and certain investments in debt and equity securities in 1993.




PRICE WATERHOUSE


Chicago, Illinois
January 18, 1994, except as to Note 1, which is as of January 28, 1994.

Quarterly financial information for the quarterly periods ended
December 31, 1993 and 1992, is set forth in Item 6, under the caption "Quarterly Financial Information" and "Fourth-Quarter
Summary."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors of Continental set forth in Continental's Proxy Statement for its 1994 Annual Meeting, under the caption "Election of Directors," is incorporated herein by reference. The information on executive officers of Continental is set forth in Item 4, under the caption "Executive Officers of the Corporation."

BOARD OF DIRECTORS

Continental Bank Corporation
and Continental Bank N.A.

Thomas C. Theobald
Chairman 1

Bert A. Getz
Chairman of the Board and President
Globe Corporation (diversified investment company) 2

Thomas A. Gildehaus
President and Chief Executive Officer
UNR Industries, Inc. (holding company with businesses in metal fabrication) 2

Robert B. Goergen
Chairman of the Board and Chief Executive Officer
Blyth Industries, Inc. (manufacturer of candles and various home accessories) 3,4

William M. Goodyear
Vice Chairman

Richard L. Huber
Vice Chairman

Miles L. Marsh
Chairman and Chief Executive Officer
Pet Incorporated (food products company) 4

Roger H. Morley
Business Consultant and Private Investor 2

Michael J. Murray
Vice Chairman

Linda Johnson Rice
President and Chief Operating Officer
Johnson Publishing Company, Inc. (publisher of Ebony and other magazines) 3,4

John M. Richman
Of Counsel
Wachtell, Lipton, Rosen & Katz (law firm) 1,3,4

Gordon I. Segal
President and Chief Executive Officer
Crate & Barrel (houseware retail company) 2

James L. Vincent
Chairman of the Board of Directors and Chief Executive Officer
Biogen, Inc. (biotechnology and pharmaceutical company) 4

1 Member of Executive Committee
2 Member of Audit Committee
3 Member of Committee on Directors
4 Member of Human Resources Committee

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth in Continental's Proxy Statement for its 1994 Annual Meeting, under the captions "Election of Officers" and "Executive Officer Compensation," (other than the subsection titled "Report of Human Resources Committee") is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information set forth in Continental's Proxy Statement for its 1994 Annual Meeting, under the caption "Stock Ownership," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in Continental's Proxy Statement for its 1994 Annual Meeting, under the caption "Certain
Transactions," is incorporated herein by reference.

                                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements and schedules of Continental and its subsidiaries included in Continental's 1993
Annual Report to Stockholders are included in Item 8:

    For Continental Bank Corporation and Subsidiaries:
         Consolidated Balance Sheet--December 31, 1993, and
           December 31, 1992
         Consolidated Statement of Operations--Years ended
           December 31, 1993, December 31, 1992, and
           December 31, 1991
         Consolidated Statement of Cash Flows--Years ended
           December 31, 1993, December 31, 1992, and
           December 31, 1991
         Consolidated Statement of Changes in Stockholders'
           Equity--Years ended December 31, 1993,
           December 31, 1992, and December 31, 1991
    For Continental Bank N.A.:
         Consolidated Balance Sheet--December 31, 1993, and
           December 31, 1992
    Notes to Financial Statements

(a)(2)  Financial Statement Schedules

Additional statement schedules are omitted because they are not applicable, the data are not significant, or the required information is set forth in the consolidated financial statements or in the notes related thereto.

(a)(3)  Exhibits*

(2)(1) Agreement and Plan of Merger, dated as of January 27, 1994, between Continental and BankAmerica
Corporation. Incorporated by reference to Exhibit 2 to Continental's Current Report on Form 8-K, dated February 7, 1994,
File No. 1-5872.

(2)(2) Stock Option Agreement, dated as of January 27, 1994, between Continental and BankAmerica Corporation. Incorporated by reference to Exhibit 10 to Continental's Current Report on Form
8-K, dated February 7, 1994, File No. 1-5872.

3(1) Continental's Certificate of Incorporation. Incorporated by reference to Exhibit 3(1) of Continental's 1989 Annual Report on Form 10-K, File No. 1-5872 ($16.00).

3(2)  Continental's Bylaws ($3.50).

4(ii)(1) Indenture, dated as of October 1, l986, between Continental and Manufacturers Hanover Trust Company, as Trustee, relating to Continental's Floating Rate Notes due October 16, 1992; 9.125% Notes due October 15, 1993; 11.09% Notes due October 18, 1994; Floating Rate Notes due October 18, 1994; 9.75% Notes due March 15, 1995; 9 7/8% Notes due June 15, 1996; and Floating Rate Notes due May 18, 2000. Incorporated by reference to
Exhibit 4(ii)(2) of Continental's 1989 Annual Report on Form 10-K, File No. 1-5872. First Supplemental Indenture, dated as of April 1, 1989, to the Indenture dated as of October 1, 1986, between Continental and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(b) to Continental's Registration Statement on Form S-3, File No. 33-27113 ($29.50).

4(ii)(2) In accordance with Paragraph (b)(4)(iii) of Item 601 of Regulation S-K, Continental agrees to furnish to the Securities and Exchange Commission upon its request a copy of any instrument that defines the rights of holders of long-term debt of Continental. With the exception of the instrument filed as
Exhibit 4(ii)(1) to this Annual Report on Form 10-K, no such instrument authorizes a total amount of securities in excess of 10% of the total assets of Continental on a consolidated basis.

10(ii)(D) Copy of leases relating to land on which part of the Bank's banking headquarters is located. Incorporated by reference to Exhibit 10(ii)(D) of Continental's 1989 Annual
Report on Form 10-K, File No. 1-5872 ($25.75).

10(iii)(1) through 10(iii)(12) are management contracts or compensatory plans or arrangements.

10(iii)(1)  Continental's 1991 Equity Performance Incentive Plan.
Incorporated by reference to Exhibit 10(iii)(1) of Continental's
1991 Annual Report on Form 10-K, File No. 1-5872 ($1.25).

10(iii)(2)  Continental's l982 Performance, Restricted Stock and
Stock Option Plan.  Incorporated by reference to Exhibit
10(iii)(1) of Continental's 1988 Annual Report on Form 10-K, File
No. 1-5872 ($1.50).

10(iii)(3) Continental's l979 Stock Option Plan. Incorporated by reference to Exhibit 10(c)(1) of Continental's l981 Annual
Report and Form 10-K, File No. 1-5872 ($1.00).

10(iii)(4) Continental's l974 Stock Option Plan. Incorporated by reference to Exhibit 10(c)(2) of Continental's l981 Annual
Report and Form 10-K, File No. 1-5872 ($1.00).

10(iii)(5)  Continental Supplemental Pension Program.
Incorporated by reference to Exhibit 10(iii)(4) of Continental's
1989 Annual Report on Form 10-K, File No. 1-5872 ($1.50).

10(iii)(6)  Continental's Senior Management Death Benefit Plan.
Incorporated by reference to Exhibit 10(iii)(5) of Continental's
1986 Annual Report on Form 10-K, File No. 1-5872 ($2.50).

10(iii)(7)  Continental's Deferred Compensation Plan for
Directors. Incorporated by reference to Exhibit 10(iii)(6) of Continental's 1988 Annual Report on Form 10-K, File No. 1-5872
($1.25).

10(iii)(8)  Option Agreement, dated as of July 27, 1987, between
Continental and Thomas C. Theobald.  Incorporated by reference to
Exhibit 10(iii)(8) of Continental's 1989 Annual Report on Form
10-K, File No. 1-5872 ($2.75).

10(iii)(9)  Continental's Management Incentive Plan.
Incorporated by reference to Exhibit 10(iii)(9) of Continental's
1990 Annual Report on Form 10-K, File No. 1-5872 ($2.50).

10(iii)(10)  Continental's 1985 Long-Term Incentive Compensation
Plan. Incorporated by reference to Exhibit 10(iii)(10) of Continental's 1985 Annual Report on Form 10-K, File No. 1-5872
($2.50).

10(iii)(11) Senior Executive Termination Agreement between Continental and Certain Executive Officers. Agreements in substantially the same form exist between Continental and W. M. Goodyear, J. J. Higgins, R. L. Huber, M. J. Murray, H. W. Rademacher, R. H. Sherman, K. P. Stocker, T. C. Theobald, and
J. V. Thompson, all of which are dated as of January 1, 1992. Incorporated by reference to Exhibit 10(iii)(12) of Continental's 1991 Annual Report on Form 10-K, File No. 1-5872 ($3.75).

10(iii)(12)  Continental's Stock Plan for Directors, Amended and
Restated, Effective January 1, 1993. Incorporated by reference to Exhibit 10(iii)(12) of Continental's 1992 Annual Report on
Form 10-K, File No. 1-5872 ($1.75).

(10)(iv)(13)  Senior Executive Termination Agreement, dated as of
July 26, 1993, between Continental and Michael E. O'Neill.

11  Statement regarding computation of per share earnings
($0.25).

12  Statements regarding computation of ratios ($0.25).

21  Subsidiaries of Continental ($0.25).

23  Consent of Price Waterhouse ($0.25).

(b) Reports on Form 8-K.

During the fourth quarter of 1993, Continental filed no Current
Reports on Form 8-K.

*Stockholders may obtain a copy of any exhibit by writing to Mr. John J. Higgins, Controller, Continental Bank Corporation, 231 South LaSalle Street, Chicago, Illinois 60697. All requests must be accompanied by a check or money order payable to Continental Bank Corporation in the amount indicated in the parentheses after the exhibit ordered. No payment is required for orders under $2.50.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Nos. 2-97669 (filed May 13, 1985) and 33-28458 (filed
May 9, 1989):

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                               February 28, 1994

                                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONTINENTAL BANK CORPORATION

                                   by Richard S. Brennan
                                   Richard S. Brennan
                                   General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Thomas C. Theobald               Miles L. Marsh
Thomas C. Theobald               Miles L. Marsh
Chairman and Director            Director

Michael E. O'Neill               Roger H. Morley
Michael E. O'Neill               Roger H. Morley
Chief Financial Officer          Director

John J. Higgins                  Michael J. Murray
John J. Higgins                  Michael J. Murray
Controller and                   Vice Chairman and Director
Principal Accounting Officer

Bert A. Getz                     Linda Johnson Rice
Bert A. Getz                     Linda Johnson Rice
Director                         Director

Thomas A. Gildehaus              John M. Richman
Thomas A. Gildehaus              John M. Richman
Director                         Director

Robert B. Goergen                Gordon I. Segal
Robert B. Goergen                Gordon I. Segal
Director                         Director

William M. Goodyear              James L. Vincent
William M. Goodyear              James L. Vincent
Vice Chairman and Director       Director

Richard L. Huber
Richard L. Huber
Vice Chairman and Director