Form 10-K/A
period 1993-12-31
CONTINENTAL BANK CORP
filed 1994-04-29
CIK 24058

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549
                                              FORM 10-K/A

                                            AMENDMENT NO. 1

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

Common Stock--$4 par value                New York Stock Exchange
                                          Chicago Stock Exchange
                                          Pacific Stock Exchange
Adjustable Rate Preferred Stock,
  Series 1
- - --$50 stated value                        New York Stock Exchange
Adjustable Rate Cumulative Preferred
  Stock, Series 2
- - --$100 stated value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994, based on the reported closing price on that date on the New York Stock
Exchange--Composite Tape of $35.125 per share:

                              Common Stock--$4 par value--$1,781,886,543*

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1994.

                            Common Stock--$4 par value--51,265,932 shares.

*Excludes reported beneficial ownership by all directors and executive officers of the registrant; however, this determination does not constitute an admission of affiliate status for any of these individual stockholders.

The following amends and replaces Part I, Item 1 and Part III of
Continental Bank Corporation's (Continental) Form 10-K for the fiscal year ended December 31, 1993.

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

As an extension of Continental's overall business focus, the Bank, from offices in Chicago, Los Angeles, and Dallas, concentrates on meeting the deposit, financing, investment, brokerage, and fiduciary needs of professionals, entrepreneurs, executives, and private investors. Fiduciary and investment services for these customers are also offered through Continental's subsidiary in Florida.

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

                                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Continental's Board of Directors has fixed the number of directors at 13. Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. All directors of Continental also serve as directors of the Bank. The name, age, principal occupation for the last five years, and the date first elected to the Board of Directors for each of the directors is as follows:

Bert A. Getz

56, chairman of the board, president and director of Globe
Corporation, a diversified investment company. Joined that company in 1959, became its president in 1974 and its chairman in 1992. Other directorships include CalMat Co. and Dean Foods
Company.  Director since 1992. (2)

Thomas A. Gildehaus

53, president, chief executive officer and director since July 1992 of UNR Industries, Inc., a holding company with businesses engaged principally in metal fabrication. Previously employed by Deere & Company, a manufacturer of agricultural and industrial equipment, from 1980 to June 1992, becoming executive vice president in 1982. Director since 1993. (2)

Robert B. Goergen

55, chairman of the board, chief executive officer and director since 1976 of Blyth Industries, Inc., a manufacturer of candles and various home accessories. Chairman of the board since April 1990 of XTRA Corporation, a trailer leasing firm. Director of Wellstead Industries, Inc. Director since 1991. (3)(4)

William M. Goodyear

45, vice chairman of Continental and the Bank since February
1993. Joined the Bank in 1972, elected senior vice president of the Bank in 1984 and executive vice president of Continental and the Bank in 1985. Director since 1993.

Richard L. Huber

57, vice chairman of Continental and the Bank since 1990.
Previously employed as executive vice president for two years by Chase Manhattan Corporation. Prior thereto, was a group executive of Citicorp and Citibank, N.A. Joined Citibank, N.A.
in 1973.  Director of Capital Re Corporation and Specialty
Equipment Companies, Inc.  Director since 1991.

Miles L. Marsh

46, chairman, chief executive officer and director since April 1991 of Pet Incorporated, a food products company. From 1989 through March 1991, was president and chief operating officer of Whitman Corporation, an international consumer goods and services company. Previously employed by units of Philip Morris Companies Inc., a holding company with subsidiaries engaged primarily in the manufacture and sale of various consumer products, from 1981 to 1989, becoming president of General Foods U.S.A. in February 1989, having served as president, Kraft Operations and Technology Group, from 1988. Other directorships include Hartmarx Corporation and Whirlpool Corporation. Director since 1993. (4)

Roger H. Morley

62, business consultant and private investor since 1981. Previously employed by American Express Company for seven years, becoming vice chairman in 1975 and president in 1977. Served as a director of that company between 1975 and 1980. Also served as a director of American Express Bank from 1975 through 1979. Vice president of Schiller International University, Germany.
Director of Biogen, Inc., and Artal S.A. (Luxembourg). Director since 1992. (2)

Michael J. Murray

49, vice chairman of Continental and the Bank since February 1993. Joined the Bank in 1969, elected senior vice president of the Bank in 1984 and executive vice president of Continental and the Bank in 1985. Director of Technology Solutions Company. Director since 1993.

Linda Johnson Rice

36, president and chief operating officer of Johnson Publishing Company, Inc., the publisher of Ebony and other magazines. Joined that company in 1980, became vice president in 1985 and president and chief operating officer in 1987. Director of Bausch & Lomb Incorporated and The Dial Corp. Director since 1989. (3)(4)

John M. Richman

66, of counsel to the law firm of Wachtell, Lipton, Rosen & Katz since January 1990. Retired in 1989 from the management of Philip Morris Companies Inc., a holding company with subsidiaries engaged primarily in the manufacture and sale of various consumer products, and Kraft General Foods, Inc., a subsidiary of Philip Morris Companies Inc. Joined Kraft in 1954, becoming chairman and chief executive officer in 1979 and vice chairman of Philip Morris Companies Inc. in 1988. Directorships include Philip Morris Companies Inc., R.R. Donnelley & Sons Company and USX Corporation. Director since 1980. (1)(3)(4)

Gordon I. Segal

55, president, chief executive officer and director of Crate &
Barrel, a housewares retail company. Founded that company in 1962. Director since 1991. (2)

Thomas C. Theobald

56, chairman and chief executive officer of Continental and the Bank since 1987. Previously vice chairman of Citicorp and Citibank, N.A. for five years, having joined Citibank, N.A. in 1960. Director of Xerox Corporation. Trustee of The Mutual Life
Insurance Company of New York.  Director since 1987. (1)

James L. Vincent

54, chairman of the board of directors, chief executive officer and director since 1985 of Biogen, Inc., a biotechnology and pharmaceutical firm. Director of Millipore Corporation.
Director since 1991. (4)

(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Committee on Directors
(4)  Member of Human Resources Committee

OFFICERS

The information on executive officers of Continental is set forth following Item 4, under the caption "Executive Officers of the Corporation," and is incorporated herein by reference.

REPORTS OF BENEFICIAL OWNERSHIP

Following his retirement, Hollis W. Rademacher, former chief financial officer of Continental, was inadvertently late in filing a required report with the Securities Exchange Commission covering four transactions in Continental common stock in November 1993.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors other than salaried officers of Continental or its subsidiaries receive an annual retainer fee of $30,000 (of which $13,000 is ordinarily payable in Continental common stock as described below), a fee of $1,000 for each board and committee meeting attended and an annual fee for service on committees as described below. The Chairman and other members of the Audit Committee receive annual fees of $15,000 and $10,000, respectively. The Chairman and other members of the Human Resources Committee receive annual fees of $10,000 and $7,500, respectively. Members of the Committee on Directors receive annual fees of $3,000. Directors may elect to defer payment of any of their director fees, which then accrue earnings at a money market rate. Deferred fees are paid in a lump sum or in installments, generally commencing after a director ceases to be a director of Continental and the Bank.

Continental's Stock Plan for Directors (Directors Stock Plan) provides that, except as noted below, $13,000 of each director's retainer fee will be paid in Continental common stock at the fair market value of the Continental common stock on the date of payment. Dividends are paid on the Continental common stock issued pursuant to the Directors Stock Plan. At each director's election, the director may receive restricted Continental common stock which may not be sold, hypothecated, or transferred and may be subject to forfeiture unless the director remains on the Continental Board of Directors until death, disability, retirement, termination of service approved by the Continental Board of Directors, or a change in control of Continental (as defined in the Directors Stock Plan). Directors who own 2,500 shares or more of Continental's common stock (other than Continental common stock acquired under the Directors Stock Plan) instead will receive cash (unless the director elects to receive Continental common stock), and the cash (or Continental common stock), at each director's election, may be subject to the same forfeiture provisions as described above. Directors may also elect to receive up to the entire amount of their retainer and meeting attendance fees in Continental common stock (on the same terms as the Continental common stock otherwise provided for in the Directors Stock Plan).

The Directors Stock Plan has been suspended during the pendency of the proposed merger of Continental into BankAmerica Corporation, described in Note 1--Proposed Merger with BankAmerica--of Notes to Consolidated Financial Statements provided in Item 8. In the interim, all payments of accrued retainers or meeting attendance fees are being made solely in cash.

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table summarizes for the years indicated the compensation of Continental's Chairman of the Board of Directors, who is the chief executive officer, the four other most highly compensated executive officers of Continental, and one additional executive officer who retired during the year.



                                                                   Long-Term
                                                                Compensation
                                Annual Compensation                   Awards

                                                                  Securities
                                                                  Underlying        All Other
Name and Principal Position   Year     Salary      Bonus(b)   Options/SARs(c)  Compensation(d)
Thomas C. Theobald.......     1993   $660,000   $1,025,000           100,000         $  4,497
  Chairman                    1992    620,000      922,500           196,000            4,364
                              1991    583,333           --           146,000

Richard L. Huber..........    1993    400,000      768,750            60,000            4,497
  Vice Chairman               1992    395,833      563,750           118,000            4,364
                              1991    350,000           --            88,000

Michael J. Murray.........    1993    391,667      589,375            60,000            9,085
  Vice Chairman               1992    333,333      666,250           115,000            6,342
                              1991    283,333           --            70,000

William M. Goodyear.......    1993    391,667      615,000            60,000            4,497
  Vice Chairman               1992    333,333      563,750           115,000            4,364
                              1991    283,333           --            70,000

Michael E. O'Neill(a).....    1993    240,000      512,500            75,000          113,060
  Chief Financial Officer

Hollis W. Rademacher(a)...    1993    273,958      250,000            40,000          694,332
  Chief Financial Officer     1992    322,917      384,375           101,000           45,662
                              1991    300,000           --            76,000

(a)  Mr. Rademacher retired during 1993, and his position was assumed by Mr. O'Neill.
(b)  To further promote stock ownership, 25% of base annual incentives for 1992 and 1993 were paid in Continental common stock, subject to forfeiture upon voluntary separation (other than retirement) until January 31, 1994, and January 10, 1995, respectively.  Because of these restrictions, each such stock award was increased by 10%, and this increase is included in the figures shown above.  Holders of such stock awards are entitled to quarterly dividends.  Mr. Rademacher's 1993 award of $250,000 was paid entirely in cash.
     As of December 31, 1993, the named executive officers held the following number of shares of stock subject to restriction until January 31, 1994:  Mr. Theobald, 10,674; Mr. Huber,
     6,523; Mr. Murray, 7,709; Mr. Goodyear, 6,523; and Mr. O'Neill, 3,262.  Based upon the
     $26.375 closing price of Continental common stock as reported for December 31, 1993, on the NYSE composite transactions tape, the value of these shares was $281,527, $172,044,
     $203,325, $172,044, and $86,035, respectively.  As of December 31, 1993, Mr. Rademacher no longer held any restricted shares.
(c)  The 1991 option grants include tandem stock appreciation rights (SARs).
(d)  Reflects Continental's 1993 contributions of $4,497 under the Employee Savings Incentive
     Plan and Trust for each executive officer named in the table and earnings credited, excluding dividend equivalents, to the accounts of Messrs. Murray, Rademacher and O'Neill under Continental's Deferred Incentive Plan, as follows:  Earnings credited to stock unit account:  Murray, $4,588; Rademacher, $81,868; O'Neill, $108,563.  Earnings credited to interest account:  Rademacher, $20,467.  In addition, Mr. Rademacher received a lump sum payment in the amount of $587,500, consisting of $487,500 which was the full value of salary continuation through April 30, 1995 and a special payment of $100,000 in recognition of his long and distinguished service to Continental.

Option Grants in 1993

The following table shows grants made during 1993 to the six executive officers named in the Summary Compensation Table to purchase shares of Continental common stock and the potential realizable value of these options assuming a 5 percent and 10 percent compounded appreciation in the market value of the stock over the term of the option grants. The table also relates those values to the gains that would be realized by the holders of Continental common stock as a whole if those rates of appreciation were achieved.



Individual Grants

                                Percent
                                     of                                             Potential
                                  Total                                   Realizable Value at
                                Options                                        Assumed Annual
                     Number of  Granted                                        Rates of Stock
                    Securities   to Em-    Exercise                        Price Appreciation
                    Underlying  ployees          or  Expira-                  for Option Term
                       Options       in  Base Price     tion
   Name                Granted     1993   Per Share     Date        5%                     10%
Thomas C. Theobald     100,000     7.74%   $23.1875  2/22/03    $  1,460,812   $    3,686,813

Richard L. Huber        60,000     4.65     23.1875  2/22/03         876,487        2,212,088

Michael J. Murray       60,000     4.65     23.1875  2/22/03         876,487        2,212,088

William M. Goodyear     60,000     4.65     23.1875  2/22/03         876,487        2,212,088

Michael E. O'Neill      25,000     1.94     23.1875  2/22/03         365,203          921,703
                        50,000     3.87     26.3750 10/25/03         830,812        2,096,813

Hollis W. Rademacher    40,000     3.10     23.1875  2/22/03(a)      584,325        1,474,725

All Common
  Stockholders Gain        N/A      N/A     23.1875      N/A     742,303,092    1,873,431,614

Mr. Theobald's gain
  on his options as
  percent of All Common
  Stockholders Gain        N/A      N/A         N/A      N/A           0.197%           0.197%

(a)  In light of Mr. Rademacher's retirement, the vesting of the non-vested shares of this option grant were accelerated to his retirement date, and the options will expire no later than October 31, 1996, in accordance with the terms of the 1991 Equity Performance
     Incentive Plan.  As a result of the revised option term, the potential realizable values at assumed appreciation rates of 5% and 10% would be $146,174 and $307,003, respectively.

The stock options shown above were granted at the fair market value of Continental common stock on the date of grant and vest ratably on an annual basis over a three-year period following the date of grant. Mr. O'Neill's $26.375 option was granted in recognition of his assuming the position of Chief Financial Officer. Continental has shown the potential realizable value based upon an assumed 5 percent and 10 percent compounded appreciation of the stock's value over the term of the option because of this method's ease of understanding and because there is not, at this time, a commonly accepted methodology for valuing stock options. Continental has also chosen to show the corresponding increase in All Common Stockholders value at those appreciation levels and the Chairman's potential gain on his options as a percentage of All Common Stockholders Gain. The figures shown for All Common Stockholders Gain reflect the gain in total market value which would result from the assumed annual rates of appreciation for 50,814,399 shares of Continental common stock outstanding as of December 31, 1993.

Aggregated Option/SAR Exercises in 1993 and Option/SAR Values at
Year-end 1993

The following table summarizes option and SAR exercises during 1993 by the six executive officers named in the Summary
Compensation Table and unexercised options held by these individuals at year-end 1993. None of the shares acquired by these individuals upon exercise of these options has been sold.




                                                            Number of
                                                           Securities                 Value of
                                                           Underlying              Unexercised
                                                          Unexercised             In-the-Money
                                                         Options/SARs             Options/SARs
                             Shares                         at Fiscal                at Fiscal
                           Acquired                          Year-End                 Year-End
                                 on        Value         Exercisable/             Exercisable/
       Name                Exercise     Realized        Unexercisable          Unexercisable(a)
Thomas C. Theobald....           --          N/A      895,166/206,334    $6,260,170/$1,864,337
Richard L. Huber......       44,000     $547,140      174,000/124,000     1,689,110/1,121,610
Michael J. Murray.....           --          N/A      248,500/122,500     2,705,238/1,099,013
William M. Goodyear...           --          N/A      248,500/122,500     2,705,238/1,099,013
Michael E. O'Neill....           --          N/A       40,413/89,167        427,198/239,692
Hollis W. Rademacher..           --          N/A      362,250/--          3,693,676/--

(a)  The closing price of Continental common stock as reported for December 31, 1993, on the
     NYSE composite transactions tape was $26.375.

Pension Plan

Continental's Pension Plan is a noncontributory defined benefit plan that provides for fixed benefits to employees and their survivors in the event of retirement after certain age and service requirements have been met. Normal retirement age under the Pension Plan is 65, and the maximum number of years of service considered under the Pension Plan formula is 35 years.

The following table illustrates the estimated annual benefits payable upon retirement pursuant to the Pension Plan for specified remuneration and years of participating service and assuming retirement at normal retirement age. The table includes any payments due under a supplemental pension program which provides that if the benefit under the Pension Plan is limited by

ERISA or the Internal Revenue Code of 1986, as amended (the
Code), a supplemental non-qualified benefit equal to the difference between the benefit actually received under the Pension Plan and the benefit that would have otherwise been received absent those limitations is paid to the participant.



                                      Years of Service
Remunera-
  tion        5         10         15         20         25         30         35
$250,000   $18,750   $ 37,500   $ 56,250   $ 75,000   $ 93,750   $112,500   $131,250
 350,000    26,250     52,500     78,750    105,000    131,250    157,500    183,750
 450,000    38,750     67,500    101,250    135,000    168,750    202,500    236,250
 550,000    41,250     82,500    123,750    165,000    206,250    247,500    288,750
 650,000    48,750     97,500    146,250    195,000    243,750    292,500    341,250
 750,000    56,250    112,500    168,750    225,000    281,250    337,500    393,750
 850,000    63,750    127,500    191,250    255,000    318,750    382,500    446,250
 950,000    71,250    142,500    213,750    285,000    356,250    427,500    498,750

Messrs. Theobald, Huber, Murray, Goodyear and O'Neill, respectively, had 6, 4, 24, 21, and 15 years of credited service under the Pension Plan as of December 31, 1993, and Mr. Rademacher retired during 1993 with 35 years of credited service (capped at 35 years under the terms of the Pension Plan). "Remuneration" means average base salary earnings, plus incentive compensation (Bonus as displayed in the Summary Compensation Table) up to 25% of base salary earnings, for the 60 consecutive month period in the ten-year period immediately preceding retirement which will result in the highest such average. The figures above represent straight life annuities.

Executive Termination Agreements

Continental has entered into senior executive termination agreements (Termination Agreements) with certain of its executive officers: Messrs. Goodyear, Higgins, Huber, Murray, O'Neill, Sherman, Stocker, Theobald, and Thompson. The Termination Agreements generally provide that if, within two years subsequent to a "change of control" of Continental, the officer's employment is terminated by Continental or the Bank, or the officer terminates his employment as the result of certain specified actions taken by Continental or its subsidiaries, the officer shall be entitled to receive: (i) two times the officer's annual base salary, payable over a two-year period; (ii) a lump sum payment equal to two times the amount determined by multiplying the officer's base salary by the average percentage of bonus to base salary paid to the officer during the previous two years;
(iii) the extension of life insurance and medical, health, and disability plan coverage (or receipt of equivalent coverage) for two years to the extent such plans are offered by Continental during such two-year period and to the extent not received in connection with other employment; (iv) a retirement benefit equivalent to vested retirement benefits and two years additional credited service under Continental's ordinary retirement plans;

(v) an amount equal to two years of basic matching employer contributions under Continental's Employees Savings Incentive Plan and Trust; (vi) a payment equal to the tax, if any, payable by the officer as a result of provisions of Section 280G of the Code or any other similar law applicable to "change of control" arrangements; and (vii) outplacement counseling services within two years from the date of termination. A "change in control" shall be deemed to have occurred if (A) any person or group becomes the beneficial owner of securities representing
20 percent or more of the combined voting power of Continental's then outstanding securities; (B) at any time less than a majority of the members of the Continental Board of Directors shall be persons who were either nominated for election by the Continental Board of Directors or were elected by the Continental Board of Directors; (C) the stockholders of Continental approve a merger or consolidation of Continental with any other corporation which would not result in the voting securities of Continental outstanding immediately prior thereto (or securities into which they are converted) continuing to represent at least 75 percent of the combined voting power of the voting securities of Continental or such surviving entity outstanding immediately thereafter; or (D) the stockholders of Continental approve a plan of complete liquidation of Continental or an agreement for the sale or disposition by Continental of all or substantially all of Continental's assets. In addition, the options held by these executives contain provisions accelerating the vesting of all unvested options in the event of a change of control (as defined in the stock option agreements evidencing such options). The proposed merger (the Merger) of Continental into BankAmerica Corporation (BankAmerica), described in Note 1--Proposed Merger with BankAmerica--of Notes to Consolidated Financial Statements provided in Item 8, constitutes a "change of control" for both of these purposes. If within two years after termination the officer becomes employed by an employer that is in direct competition with Continental and its subsidiaries, then the amount of salary and bonus payments under the Termination Agreement are offset by any salary and bonus received in connection with such other employment. The officer is not required to seek other employment or otherwise mitigate the amount of any payments. The Termination Agreements contain an initial termination date of December 31, 1994 (December 31, 1995, for Mr. O'Neill's Termination Agreement), but, beginning
December 31, 1992 (December 31, 1993, for Mr. O'Neill's Termination Agreement), and each December 31 thereafter, automatically extend for one additional year unless either party gives notice of cancellation 90 days prior to such December 31. The expiration of such Termination Agreements would not, however, affect the rights or obligations of Continental or the officer arising from a "change of control" occurring prior to such expiration.

Upon consummation of the Merger, Messrs. Goodyear and Murray will assume positions with BankAmerica or its subsidiaries. BankAmerica and Continental have entered into agreements with Mr. Goodyear and Mr. Murray pursuant to which such officers will waive all rights under their previously executed Termination

Agreements with Continental in exchange for the lump sum payment by Continental to each such officer of $1,000,000 (less deduction for taxes and other withholdings) immediately prior to the effectiveness of the Merger. Messrs. Goodyear and Murray will also be eligible to participate in the BankAmerica severance program, and will receive certain other benefits, to be provided by BankAmerica pursuant to the Merger. See Item 13 -- "Certain Relationships and Related Transactions -- Interests of Certain Persons in the Merger."

In connection with the retirement of Hollis W. Rademacher as chief financial officer on October 31, 1993, Continental entered into an agreement with him that provides for a lump sum payment of $587,500, less required withholding taxes, on November 1, 1993. This payment reflects the full value of salary continuation through April 30, 1995, and a special payment of $100,000 in recognition of his long and distinguished service to Continental under the Management Incentive Plan. Mr. Rademacher also received an incentive payment of $250,000 in recognition of his overall performance and contribution during 1993. Pursuant to a resolution of the Human Resources Committee, Mr. Rademacher's outstanding non-vested stock options were accelerated to vest on October 31, 1993. As a retiree, Mr. Rademacher is entitled to continued coverage under the Continental Medical Plan with Continental contributing
74 percent of the cost of coverage. Under the Professional Services Program (which provides reimbursement for such services as tax return preparation and financial and estate planning), Continental will reimburse Mr. Rademacher for certain professional services through calendar year 1995 (up to an annual maximum of $10,000). Mr. Rademacher retains use of a company car and parking privileges until December 31, 1994, the expiration date of the current lease on the car.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the beneficial ownership of outstanding Continental common stock by Continental common stockholders known by Continental to own five percent or more of Continental's outstanding common stock.



Title of                    Name and Address            Amount and Nature     Percent of
   Class                 of Beneficial Owner      of Beneficial Ownership          Class
Common        Merrill Lynch & Co., Inc.                         4,623,775(a)         8.7%
              World Financial Center
              North Tower
              250 Vesey Street
              New York, New York 10281

Common        Mellon Bank Corporation                           6,452,000(b)       12.56%
              One Mellon Bank Center
              Pittsburgh, Pennsylvania 15258

(a)  These shares are reported as beneficially owned as of December 31, 1993, with shared voting and investment power, and include 4,618,000 shares beneficially owned by
     Merrill Lynch Assets Management, L.P., a registered investment advisor, for Merrill
     Lynch Capital Fund, Inc., a registered investment company.
(b)  Mellon Bank Corporation has reported beneficial ownership of these shares in various fiduciary capacities as of December 31, 1993, with sole voting power as to 3,226,000 shares, shared voting power as to 107,000 shares, sole dispositive power as to
     3,329,000 shares and shared dispositive power as to 3,123,000 shares.

The following table sets forth the beneficial ownership of outstanding Continental common stock as of April 22, 1994, (i) by each director and nominee and the six executive officers of Continental named in the Summary Compensation Table under "EXECUTIVE OFFICER COMPENSATION" (less than 1 percent in each case except for Mr. Theobald, who owned 2.3 percent), and (ii) by all directors and executive officers of Continental as a group (6.7 percent).



Bert A. Getz...........................................       18,762
Thomas A. Gildehaus....................................        2,215
Robert B. Goergen......................................       15,009(a)
William M. Goodyear....................................      343,304(b)
Richard L. Huber.......................................      391,237(b)
Miles L. Marsh.........................................        2,739
Roger H. Morley........................................        1,646
Michael J. Murray......................................      346,395(b)
Michael E. O'Neill.....................................       80,277(b)(c)
Hollis W. Rademacher...................................      360,712(b)
Linda Johnson Rice.....................................        5,031
John M. Richman........................................        9,795
Gordon I. Segal........................................        5,256
Thomas C. Theobald.....................................    1,198,451(a)(b)
James L. Vincent.......................................        3,255
All directors and executive officers
  as a group (20 in number)............................     3,470,191(a)(b)(c)

(a) Does not include shares as to which beneficial ownership is disclaimed, as follows: Mr. Goergen, 1,500 shares; Mr. Theobald, 14,000 shares; all directors and executive officers as a group, 15,500 shares.
(b) Includes the right to acquire shares under stock options or stock appreciation rights as follows: Mr. Goodyear, 310,000 shares; Mr. Huber, 248,000 shares; Mr. Murray, 310,000 shares; Mr. O'Neill, 62,914 shares; Mr. Rademacher, 347,750 shares; Mr. Theobald, 872,167 shares; all directors and executive officers as a group, 2,914,496 shares. Also includes shares with sole voting but no present investment power awarded as a portion of base annual incentives under Continental's Management Incentive Plan as follows: Mr. Goodyear, 6,140 shares; Mr. Huber, 7,675 shares; Mr. Murray, 5,884 shares; Mr. O'Neill, 5,117 shares; Mr. Theobald, 10,233 shares; all directors and executive officers as a group, 47,075 shares.
(c) Includes as of December 31, 1993, 1,739 shares credited to the accounts of two executive officers under Continental's Employees Stock Ownership Plan as to which such officers have sole voting but no present investment power. Persons who become executive officers are no longer eligible to receive annual allocations of shares under the Plan.

A trust of which Mr. Goergen is the trustee holds 400 shares (less than 0.1 percent) of the outstanding Continental Adjustable Rate Cumulative Preferred Stock, Series 2 for the benefit of a family member. Mr. Goergen disclaims beneficial ownership in those shares. No other director or executive officer beneficially owns any depositary shares representing interests in shares of Continental Adjustable Rate Cumulative Preferred Stock, Series 2.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard S. Brennan, General Counsel and Secretary of Continental and the Bank, is also a partner in the law firm of Mayer, Brown & Platt, which has represented Continental, the Bank, and their predecessors for many years, and is compensated solely by that firm. Payments to Mayer, Brown & Platt for 1993 legal services and expenses aggregated approximately $13 million.

Directors and officers of Continental and their associates were customers of, and had other transactions with, the Bank in the ordinary course of business during 1993. All loans and commitments included in such other transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features.

INTERESTS OF CERTAIN PERSONS IN THE MERGER

The agreement pursuant to which the Merger will occur (the Merger Agreement) provides that, for six years after the effectiveness of the Merger (the Effective Time), BankAmerica will indemnify, defend, and hold harmless the present and former officers, directors, employees, and agents of Continental and its subsidiaries against all losses, expenses, claims, damages, or liabilities arising out of actions or omissions occurring at or prior to the Effective Time to the full extent permitted under Delaware law and by the charter and by-laws of Continental as in effect on the date of the Merger Agreement. The Merger Agreement also provides that BankAmerica, for a period of six years after the Effective Time, will maintain in effect the policies of directors' and officers' liability insurance maintained by Continental (provided that BankAmerica may substitute therefor policies of at least the same coverage and amounts containing terms and conditions no less favorable to the beneficiaries thereof) with respect to claims arising from facts or events which occurred before the Effective Time, provided that BankAmerica will not be obligated to make annual premium payments for such insurance to the extent such premiums would exceed 200 percent of the premiums paid by Continental for such insurance as of the date of the Merger Agreement.

At the Effective Time, William M. Goodyear, Vice Chairman of Continental, will assume the position of Chairman and Chief Executive Officer of Continental Bank, to be renamed Bank of America Illinois pursuant to the Merger, and will continue to be responsible for middle-market and private banking business, and Michael J. Murray, Vice Chairman of Continental, will become a Group Executive Vice President of Bank of America responsible for leading the combined corporate banking businesses of Bank of America's U.S. Corporate Banking Group and Continental's corporate banking group.

BankAmerica and Continental have entered into agreements with Mr. Goodyear and Mr. Murray pursuant to which such officers will waive all rights under their previously executed termination agreements with Continental in exchange for the lump sum payment by Continental to each such officer of $1,000,000 (less deductions for taxes and other withholdings) immediately prior to the Effective Time of the Merger. Messrs. Goodyear and Murray will also be eligible to participate in the severance program described below to be adopted by BankAmerica pursuant to the terms of the Merger Agreement. Messrs. Goodyear and Murray will each be treated as a Vice Chairman for purposes of calculating the severance pay which such officers may be eligible to receive under such severance program to be adopted by BankAmerica pursuant to the terms of the Merger Agreement, as well as for purposes of treatment of stock options, and each will be eligible to receive the maximum payment available to a Vice Chairman. In addition, the full amount of applicable bonuses Messrs. Goodyear and Murray actually received (other than the $1,000,000 bonuses referred to immediately above) will be used in calculating severance pay, no cap on severance pay will be imposed pursuant to Section 280G of the Code and BankAmerica will pay any excise taxes caused by the payment of such severance pay.

The Merger will constitute a "change of control" under the termination agreements with Messrs. Goodyear and Murray as well as under termination agreements with other executive officers. See Item 11 -- "Executive Compensation -- Executive Officer Compensation -- Executive Termination Agreements," for the effect of such a "change in control" on such termination agreements.
The Merger will also constitute a "change of control" accelerating the vesting of all unvested Continental employee stock options held by such executives and by Messrs. Goodyear and Murray as of the Effective Time, under the terms of the stock option agreements evidencing such options. Currently, such executives have been granted options, which will not have vested by August 1, 1994, to purchase 376,667 shares of Continental common stock.

The Merger Agreement provides for (i) the conversion of Continental employee stock options and stock appreciation rights other than stock appreciation rights under Continental's 1991 performance unit plan (Continental Options) held by seven Continental executives who are parties to existing Termination Agreements with Continental (Messrs. Higgins, Huber, O'Neill, Sherman, Stocker, Theobald, and Thompson), into such rights with respect to BankAmerica common stock, and the assumption by BankAmerica of such Continental Options, with adjustments to the number of shares and price per share to reflect the number of shares of Continental common stock that such executive elects to convert into BankAmerica common stock (Stock Consideration) pursuant to the terms of the Merger Agreement, which option may be exercised during the time provided in accordance with the stock option agreement by which it is evidenced and, if longer, within a one-year period following a termination of employment entitling such employees to termination benefits under such termination agreements so long as the exercise period does not extend past the stated expiration date of the stock options and
(ii) the conversion of Continental Options held by other Continental employees into such rights with respect to BankAmerica common stock, and the assumption by BankAmerica of such Continental Options, with adjustments to the number of shares and price per share to reflect the Stock Consideration and with an extended exercise period for certain employees who receive severance pay under BankAmerica's severance program to be adopted as of the Effective Time, to the extent such stock options are vested as of the employee's separation date or would have vested had the employee remained employed during the particular employee's severance pay period (except for options issued within six months of the separation date) in accord with and subject to the severance program, equal to the time provided in accordance with the stock option agreement by which it is evidenced and, if longer, within a one-year period from the employee's separation date under the severance program but not past the stated expiration date of the stock options. At the Effective Time, all rights with respect to Continental common stock pursuant to stock appreciation rights granted under Continental's 1991 performance unit plan (the Continental 1991
Plan), which are outstanding at the Effective Time, whether or not then exercisable, will be settled for cash provided that the amount payable for each stock appreciation right granted by Continental in March 1991 will not exceed $2.62, and the amount payable for each stock appreciation right granted by Continental in May 1991 will not exceed $0.435. The stock appreciation rights described in the preceding sentence are held by approximately 112 present and former employees of Continental and its subsidiaries, and the aggregate amount payable upon settlement for cash of all such rights is expected to be $1,672,164.

In connection with the Merger, BankAmerica has agreed to adopt a severance program which will be similar in all material respects to BankAmerica's Merger Transition Program and U.S. Senior Management Transition Program (which were certain programs adopted in connection with Security Pacific Corporation's merger into BankAmerica in 1992) with respect to severance pay and stock treatment and similar in all material respects to BankAmerica's Employee Transition Program with respect to all other benefits. According to the terms of these programs, which are subject to certain conditions, limitations and exceptions, eligible Continental employees may receive payments, in the event they are terminated as a result of the Merger, equal to three weeks' base pay for each full year of credited service, subject to a minimum of three months' base pay and a maximum of 18 months' base pay. Under these same programs, eligible members of senior management of Continental, in the event such employees are terminated as a result of the Merger, may receive payments which range in amount (according to such employee's title or level) from 1.5 to 2.5 times the employee's "monthly pay" (as such term is defined in the severance program) times the number of full years of credited service, subject to a minimum ranging from 12 to 24 times monthly pay and a maximum ranging from 18 to 30 times monthly pay. For example, employees with the title "Vice Chairman" will receive an amount equal to 2.5 times their monthly pay times the number of such employee's full years of credited service, but not less than 24 times monthly pay and not more than 30 times monthly pay. These severance programs will not apply to Continental employees who are party to termination agreements with Continental other than Messrs. Goodyear and Murray as described above.

BankAmerica has agreed to maintain such severance program in effect for not less than twelve months following the Effective Time, provided that benefits under such program may be modified or eliminated earlier if they are of little financial consequence to recipients.

Continental executive officers and directors who own Continental common stock or who hold options to purchase Continental common stock will have such holdings converted into the Stock Consideration and/or the amount of cash that such officers and directors elect to receive in cash pursuant to the terms of the Merger Agreement (Cash Consideration) or into rights with respect to BankAmerica common stock, respectively, as a result of the Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CONTINENTAL BANK CORPORATION
                             Registrant

                             /s/ John J. Higgins

                             John J. Higgins
                             Controller and Principal
                             Accounting Officer



                             April 29, 1994