Form 10-Q
period 1994-03-31
CONTINENTAL BANK CORP
filed 1994-05-11
CIK 24058

                                         FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549



(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1993

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

                                      (312) 828-2345
                                    (telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1994: Common Stock--$4 par value--51,495,869 shares.

About this Review

This quarterly review is designed to provide detailed data and analysis for interested stockholders, security analysts, and others, and to serve as the quarterly report on Form 10-Q of Continental Bank Corporation to the Securities and Exchange Commission. Additional copies can be obtained from the Corporate Relations Department, Continental Bank Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

For further information, please contact Investor Relations at 312/828-4764.

                                                    May 11, 1994

10-Q Cross-Reference Index                               Page No.

Part I.  Financial Report

Financial Highlights...................................        1
Management Discussion and Analysis (Form 10-Q
  Item 2)..............................................        2
Financial Statements (Form 10-Q Item 1):
  Consolidated Balance Sheet...........................       14
  Consolidated Income Statement........................       15
  Consolidated Statement of Cash Flows.................       16
  Consolidated Statement of Changes in Stockholders'
    Equity.............................................       17
  Notes to Consolidated Financial Statements...........       18
Comparative Financial Data:
  Quarterly Consolidated Income Statement..............       25
  Consolidated Average Balance Sheet and Net Interest
    Revenue............................................       26
  Average Loans........................................       27
  Analysis of Net Credit Loss Experience...............       27


Part II.  Other Information

Legal Proceedings......................................       28
Exhibits and Reports on Form 8-K (Form 10-Q Item 6)....       29
Signatures.............................................       30




The following abbreviations are used in the Management Discussion and Analysis section of this report:
Continental Bank Corporation--Continental
Continental Bank N.A.--Bank
Highly leveraged transaction--HLT
In-substance foreclosure--ISF
Other nonperforming asset--ONPA
Other real estate owned--OREO

                                   FINANCIAL HIGHLIGHTS

                                                                First Quarter
($ in millions, except per share amounts)               1994         1993       Change
Operating Results
Total revenues..................................     $   252      $   267      $   (15)
Operating expenses..............................         156          151            5
Income before cumulative effect of accounting
  change for income taxes.......................          63           61            2
Net income......................................          63          141          (78)

Per Share Amounts
Earnings before cumulative effect of accounting
  change for income taxes(a)....................     $  1.02      $  0.96      $  0.06
Earnings(a).....................................        1.02         2.40        (1.38)
Common dividends................................        0.15         0.15           --
Book value--period-end..........................       30.02        26.33         3.69
Market price--high..............................       35.50        28.25         7.25
            --low...............................       25.75        19.50         6.25
            --period-end........................       32.63        27.88         4.75

Profitability Ratios(b)
Return on average total assets(c)...............        1.16%        1.13%
Return on average total equity(c)...............       13.14        14.43
Return on average common equity(c)..............       14.34        16.21
Operating expenses to total revenues(d).........       59.92        53.56
Net interest margin(e)..........................        2.60         2.76

Selected Balances
Total assets--period-end........................     $22,760      $22,008      $   752
Total risk-adjusted assets......................      24,033       23,351          682
Tier 1 capital..................................       1,940        1,810          130
Total capital...................................       2,664        2,549          115
Average total assets............................      21,946       21,999          (53)
Average total equity............................       1,945        1,795          150
Average common equity...........................       1,556        1,406          150

Period-End Ratios
Tier 1 capital to risk-adjusted assets..........        8.07%        7.75%
Total capital to risk-adjusted assets...........       11.08        10.92
Tier 1 capital to quarterly average assets
  (leverage)....................................        8.84         8.23
Total equity to total assets....................        8.50         8.22
Common equity to total assets...................        6.79         6.46
Reserve for credit losses to total loans........        2.73         3.24
Nonperforming loans to total loans..............        2.26         6.12

Average total equity to average total assets....        8.86%        8.16%

Ratio of Earnings to Fixed Charges
Excluding interest on deposits..................        1.85x        1.85x
Including interest on deposits..................        1.39x        1.34x

Ratio of Earnings to Combined Fixed Charges and
  Preferred Stock Dividend Requirements
Excluding interest on deposits..................        1.77x        1.76x
Including interest on deposits..................        1.37x        1.33x

Period-End Staff Level
Operating.......................................       4,233        4,187           46
Total...........................................       4,259        4,224           35

(a)  Based on average common shares and equivalents of 53.8 million for the first quarter of 1994 and 55.4 million for the first quarter of 1993.
(b)  Ratios are annualized except operating expenses to total revenues.
(c)  Ratios for 1993 exclude the effect of the accounting change for income taxes.
(d)  Excludes net costs of ONPA.
(e)  Computed using amounts rounded in thousands.

MANAGEMENT DISCUSSION AND ANALYSIS

The following Management Discussion and Analysis should be read in conjunction with the financial statements and notes beginning on page 14 of this report and with Continental's 1993 Annual
Report on Form 10-K.


RESULTS OF OPERATIONS

Continental reported net income of $63 million, or $1.02 per common share, for the first quarter of 1994, compared with $141 million, or $2.40 per common share, for the 1993 period. Excluding the $80 million effect of an accounting change for income taxes in the 1993 first quarter, net income was $61 million, or $0.96 per common share. On this basis, the improved results were due to significantly lower credit costs, partially offset by lower revenues and an increase in operating expenses. First-quarter 1994 revenues decreased from the comparable 1993 period, due to declines in net interest revenue, trading profits, and revenues from equity investments, despite increases in fees and commissions, lease financing revenues, and lower foreign-exchange translation losses.


TOTAL REVENUES

Total revenues, the sum of net interest revenue plus fees, trading, and other revenues, of $252 million declined
$15 million, or 6 percent, from the first quarter of last year.

Net interest revenue decreased to $108 million, a $15 million decline from the first quarter of 1993. A lower volume of average earning assets, lower cash collections from Latin
American debt, and a reduced benefit from interest-free funds contributed to the decline. These declines were partially offset by higher loan fees.


Components of Net Interest Margin                               First Quarter
                                                                1994     1993
Yield on earning assets....................................     6.27%    6.21%
Rate on interest-bearing liabilities ......................     4.50     4.43
Net interest-rate spread...................................     1.77     1.78
Net cash collections on nonperforming loans................     0.02     0.19
Benefit from interest-free funds...........................     0.50     0.53
Loan fee revenue...........................................     0.30     0.25
Tax-equivalent adjustment..................................     0.01     0.01
  Net interest margin(a)...................................     2.60%    2.76%
Average Earning Assets
($ in billions)
Short-term, liquid assets(b)...............................    $ 3.9    $ 4.6
Loans......................................................     11.6     12.4
Securities.................................................      1.5      1.1
  Total average earning assets.............................    $17.0    $18.1

(a) Net interest revenue on a taxable-equivalent basis as a percentage of average earning assets.
(b) Includes interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and trading account assets.

Fees, trading, and other revenues were $144 million for the first quarter of 1994, about level with the year-ago period. First-quarter 1994 revenues were positively impacted by increased fees and commissions, lower foreign-exchange translation losses, higher security gains, and higher lease financing revenues.
These improvements were offset by lower revenues from equity investments, reduced gains from loan sales, and a decrease in trading profits.


BANKING PRODUCT REVENUES

Four primary product categories form the core of Continental's business strategy--corporate finance, specialized financial services, trading, and equity financing. Since banking product revenues are presented after internal allocation of funding costs among product lines, the amounts in the following table differ from those in similar revenue lines in the Consolidated Income Statement. Total banking product revenues decreased 8 percent from the first quarter of last year.


Banking Product Revenues                                        First Quarter
($ in millions)                                                 1994     1993
Corporate finance
Lending....................................................     $ 87     $ 93
Syndication, distribution, and other credit products.......       41       52
  Total corporate finance..................................      128      145
Specialized financial services
Cash management services...................................       30       30
Securities and clearing services...........................       16       16
Private banking, personal trust, and other services........       25       19
  Total specialized financial services.....................       71       65
Trading....................................................       19       23
Equity financing
Domestic...................................................       24       29
Foreign....................................................        7       10
  Total equity financing...................................       31       39
  Total banking product revenues...........................      249      272
All other revenues.........................................        3       (5)
  Total revenues...........................................     $252     $267

*Restated to conform to the current period's presentation.

Corporate finance revenues, which include revenues from lending, syndication and distribution activities, decreased 12 percent from the first quarter of 1993. The decline was primarily due to a narrower net interest margin (partially due to lower cash collections from Latin American nonperforming loans), a decrease in average loans, and lower gains on the sale of Latin American debt.

Revenues from specialized financial services increased 9 percent from the year-ago quarter, primarily due to higher fees for corporate deposit and related services. Specialized financial services revenues include fees for cash and securities management, fiduciary services and private banking.

The market volatility in the first quarter of 1994 resulted in lower trading and equity-investment revenues. Revenues from trading activities fell $4 million, or 17 percent, from the same quarter last year, due to market conditions, particularly the severe drop in the prices of Latin American and other emerging-markets securities. This decrease was partially offset by higher revenues from customer-driven foreign-exchange revenues.

Equity financing revenues for the first quarter of 1994 declined $8 million from the 1993 first quarter. Domestic equity revenues declined $5 million due to unrealized losses in the 1994 quarter, compared with unrealized gains in the first quarter of 1993, partially offset by increased gains on sales. Foreign equity revenues declined $3 million due to lower gains from sales of Latin American equity investments. The equity-investment portfolio on March 31, 1994, amounted to $639 million, up
$117 million from a year ago.

All other revenues increased over the 1993 quarter, partly due to lower foreign-exchange translation losses and the recognition of collections on receivables retained from a business sold.


PROVISION AND RESERVE FOR CREDIT LOSSES

The first-quarter provision for credit losses decreased to $30 million, compared with $56 million for the same period last year, reflecting improved credit quality.

The reserve for credit losses decreased $8 million from $328 million at year-end 1993 to $320 million on March 31, 1994.
Continental has established a reserve for credit losses that in management's judgment is adequate to absorb probable losses inherent in the portfolio on March 31, 1994.

First-quarter 1994 charge-offs of $40 million fell $16 million from the same period last year. Approximately $16 million of this quarter's charge-offs were on loans to residential real estate developers in California. Recoveries of $2 million were down $29 million from last year's first quarter, when recoveries on Latin American debt totaled $26 million.


Net Charge-Offs (Recoveries)                                    First Quarter
($ in millions)                                                 1994     1993
General Corporate..........................................      $17     $ 10
Commercial Real Estate.....................................        5        2
Residential Real Estate....................................       16       39
Latin American.............................................       --      (26)
  Net charge-offs..........................................      $38     $ 25

See Analysis of Net Credit Loss Experience on page 27 for a reconciliation of the reserve for credit losses.


OPERATING EXPENSES


Operating Expenses                                              First Quarter
($ in millions)                                                 1994     1993
Employee...................................................     $ 79     $ 72
Occupancy & Equipment......................................       17       15
Other Operating............................................       55       56
  Total Operating Expenses.................................     $151     $143
Operating Staff Level......................................    4,233    4,187

First-quarter 1994 operating expenses increased 3 percent from last year's first quarter to $156 million. Excluding the net costs of ONPA, operating expenses increased 6 percent, or $8 million, from the year-ago quarter. Employee expense increased from $72 million in the 1993 first quarter to $79 million in the 1994 quarter. The increase resulted from an increase in base salaries and incentive compensation. Operating staff levels rose 1 percent, or 46 people, from March 31, 1993.

Other operating expenses were $55 million in the 1994 first quarter, about level with the prior year's period, and benefited from a refund of previously disputed Brazilian transaction taxes and a lower assessment for deposit insurance. These benefits were partially offset by nearly $3 million of depreciation expense on lease financing equipment. Prior to the first quarter of 1994, this expense, which was immaterial, was netted against the related revenues. As lease financing activities have increased, this expense was included in other operating expense beginning with the 1994 first quarter.

Net costs of ONPA were $5 million in the first quarter, compared with $8 million in the 1993 quarter. The decrease was primarily due to declines in net operating expense and writedowns related to OREO.


INCOME TAXES

Continental recorded income tax expense of $3 million for the 1994 first quarter, compared with an income tax credit of $1 million for last year's first quarter. The 1994 quarter benefited from the $3 million release of a foreign tax reserve related to the repatriation of capital. In the first quarter of 1993, Continental recorded the cumulative effect of an accounting change of $80 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


BALANCE SHEET

On January 1, 1994, Continental adopted Financial Accounting Standards Board Interpretation (FIN) No. 39, "Offsetting of Amounts Related to Certain Contracts." See Note 1 for further details. The effect was an increase in total assets and total liabilities of approximately $1 billion. Prior periods' financial statements were not restated.

Despite the increase due to the adoption of FIN No. 39, total assets of $22.8 billion on March 31 were up slightly from year-end, as interest-bearing deposits, cash and non-interest-bearing deposits, and securities declined.


Total Assets
                                   March 31, 1994          December 31, 1993
                                            Percent                   Percent
($ in billions)                  Balance   of total      Balance     of total
Short-term, liquid assets*...      $ 4.7         21%       $ 5.0           22%
Loans........................       11.7         51         11.7           52
Other........................        6.4         28          5.9           26
  Total assets...............      $22.8        100%       $22.6          100%

*Includes interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and trading account assets. Certain securities available for sale, not included in these amounts, provide additional liquidity.

Total liabilities amounted to $20.8 billion on March 31, 1994, up slightly from the year-end level. The increase due to the adoption of FIN No. 39 was partially offset by decreases in deposits, federal funds purchased, and securities sold under agreements to repurchase.

The following table shows the maturity distribution of Continental's interest-bearing liabilities.


Total Interest-Bearing Liabilities
                                                March 31, 1994         December 31, 1993
                                                          Percent                 Percent
($ in billions)                              Balance     of total    Balance     of total
Less than one year......................       $11.8           73%     $11.7           71%
One to five years.......................         3.2           20        3.6           22
Greater than five years.................         1.1            7        1.2            7
  Total interest-bearing liabilities....       $16.1          100%     $16.5          100%

On March 31, 1994, Continental's book value was $30.02 per common share, compared with $30.01 per share at year-end 1993. The increase was mainly due to earnings for the quarter, partially offset by dividends and a $41 million decrease in net unrealized security gains, net of tax, recorded in stockholders' equity.
The decrease resulted from a decline in the market value of Latin American securities available for sale.

On March 31, 1994, the capital ratios of Continental and the Bank exceeded the quantitative levels required to be categorized as "well capitalized."

                                                 Continental                Bank
Risk-Based Capital Balances and Ratios     March 31    December 31  March 31  December 31
($ in millions)                                1994           1993      1994         1993
Tier 1 capital..........................    $ 1,940        $ 1,888   $ 2,105      $ 2,110
Tier 2 capital..........................        724            733       696          700
Total risk-adjusted assets..............     24,033         24,313    23,844       24,140
Tier 1 capital to risk-adjusted assets
  (regulatory minimum--4%)..............        8.1%           7.8%      8.8%         8.7%
Total capital to risk-adjusted assets
  (regulatory minimum--8%)..............       11.1           10.8      11.7         11.6
Leverage ratio (regulatory minimum
  range--3% to 5%)......................        8.8%           9.0%      9.7%        10.2%


CREDIT PORTFOLIO

Continental's credit portfolio, as discussed in this section, includes loans, OREO, and other nonperforming assets. Management closely monitors the industry diversification of loans outstanding. No single industry accounted for 10 percent or more of total loans outstanding on March 31, 1994. The following table shows the total outstandings of each portfolio on March 31, 1994, and December 31, 1993.


Portfolio Outstandings                             March 31       December 31
($ in millions)                                        1994              1993
General Corporate.............................      $ 9,769           $ 9,491
Commercial Real Estate........................          967             1,040
Residential Real Estate.......................          614               676
Latin American................................          633               721
  Total.......................................      $11,983           $11,928


General Corporate Portfolio

The following table shows the largest industry groups in the general corporate portfolio, which includes HLTs.


Industry Group Concentrations                        March 31     December 31
($ in millions)                                          1994            1993
Services........................................         $850            $703
Brokerage firms.................................          617             671
Fabricated metals...............................          603             550
Leasing--transportation.........................          571             523
Food products...................................          515             474
Insurance companies.............................          447             377
Individuals.....................................          435             446
Wholesale trade--Midwest........................          397             400
Machinery.......................................          367             339
Financial services--other.......................          305             364
Wholesale trade--other..........................          295             249

Continental classifies a transaction as an HLT in accordance with the definition established jointly by federal bank regulatory agencies in February 1990.


Selected HLT Portfolio Information                   March 31     December 31
($ in millions)                                          1994            1993
HLT outstandings................................         $866            $873
HLT nonperforming assets........................           49              62
Additional exposure* to HLT borrowers...........          699             639
Equity investments in highly leveraged
  companies.....................................          336             362
Additional commitments to invest in
  highly leveraged companies....................          161             136
HLT outstandings collateralized by stock of
  principal operating subsidiaries or direct
  pledge of operating assets....................           94%             90%
Percent to borrowers outside United States......           --               1

*Includes unused commitments, unused advised lines of credit, and standby letters of credit.


Commercial Real Estate Portfolio

The commercial real estate portfolio consists primarily of loans secured by retail facilities, offices, hotels, and industrial facilities.

The following table shows the various components and industry diversification of the commercial real estate portfolio on March 31, 1994, and December 31, 1993. On March 31, 1994,
$134 million, or 14 percent, of commercial real estate outstandings was nonperforming, compared with $70 million, or 7 percent, at year-end. The increase is primarily attributable to one commercial property.


Commercial Real Estate Portfolio                     March 31     December 31
($ in millions)                                          1994            1993
Construction and development
Retail..........................................         $205          $  214
Office..........................................           60              71
Industrial......................................           23              29
Other...........................................           17              16
Mortgages
Office..........................................          224             230
Retail..........................................          131             126
Hotel/motel.....................................           98              98
Industrial......................................           52              56
Other...........................................           66              83
Real-estate-related working capital.............           91             117
  Total commercial real estate..................         $967          $1,040

On March 31, 1994, the commercial real estate portfolio had no borrowers with outstandings in excess of $100 million; 1 borrower with outstandings totaling approximately $72 million; and 5 between $25 million and $50 million.


Residential Real Estate Portfolio

The residential real estate portfolio principally consists of credits to real estate developers for single-family land development and homebuilding.

The following table shows the various components of the residential real estate portfolio on March 31, 1994, and December 31, 1993. On March 31, 1994, $174 million, or
28 percent, of residential real estate outstandings was nonperforming, compared with $203 million, or 30 percent, at year-end.


Residential Real Estate Portfolio                    March 31     December 31
($ in millions)                                          1994            1993
Construction and development....................         $327            $372
Mortgages.......................................          244             258
Real-estate-related working capital.............           43              46
  Total residential real estate.................         $614            $676

California residential real estate assets were reduced from $282 million at year-end 1993 to $247 million on March 31, 1994, with 61 percent nonperforming. The reduction primarily resulted from sales, charge-offs, and write-downs. At quarter-end, the carrying value of these nonperforming assets, including fully charged-off loans, was approximately 30 percent of contractual principal, down from 35 percent at year-end.

On March 31, 1994, the residential real estate portfolio had no borrowers with outstandings in excess of $100 million; 1 borrower with outstandings totaling approximately $59 million; and 2 between $25 million and $50 million.


Nonperforming Assets

Nonperforming assets rose slightly from year-end to $498 million on March 31, 1994. Nonperforming assets included loans of $265 million and other nonperforming assets of $233 million. The following table displays nonperforming assets by portfolio as of March 31, 1993, December 31, 1993, and March 31, 1994, and reconciles the changes from December 31, 1993, to March 31, 1994. See Note 4 to the financial statements for further information on nonperforming loans.


Reconciliation of Change in Nonperforming Assets

                                 General    Commercial   Residential      Latin
($ in millions)                Corporate   Real Estate   Real Estate   American   Total
Nonperforming loans
Balance on December 31, 1993..      $190          $ 35          $102       $  1    $328
Loans placed on nonperforming
  status......................        21            80             9         --     110
Charge-offs...................       (19)           (5)          (16)        --     (40)
Transfers to:
  Other nonperforming assets..        --           (83)            5         --     (78)
  Accrual status..............        (2)           (4)           (4)        --     (10)
Sales.........................        (9)           --            (4)        --     (13)
Payments......................       (11)           (2)          (13)        --     (26)
Other.........................        (6)           (2)            2         --      (6)
  Balance on March 31, 1994...      $164          $ 19          $ 81       $  1    $265
Balance on March 31, 1993.....      $300          $ 61          $308       $ 86    $755
Carrying value on
  March 31, 1994*.............        78%           81%           51%       100%     68%
Percentage contractually
  current on March 31, 1994...        36            52             8        100      29
Other nonperforming assets
Balance on December 31, 1993..      $  9          $ 35          $101       $ 22    $167
Transfers from nonperforming
  loans.......................        --            83            (5)        --      78
Write-downs...................        (4)           --            --         --      (4)
Sales.........................        (2)           --            (2)        --      (4)
Payments and settlements......        --            (2)           (7)        --      (9)
Other.........................        --            (1)            6         --       5
  Balance on March 31, 1994...      $  3          $115          $ 93       $ 22    $233
Balance on March 31, 1993.....      $ 20          $ 51          $ 46       $  3    $120
Total nonperforming assets
  on March 31, 1994...........      $167          $134          $174       $ 23    $498

*Carrying value in relation to the original contractual amount.  Carrying value for total nonperforming loans excludes fully charged-off loans and Latin American loans.

Nonperforming loans as a percent of total loans decreased to
2.26 percent on March 31, 1994, from 2.80 percent on December 31, 1993, and 6.12 percent on March 31, 1993.

The combined costs of credit provisions, forgone revenue on nonperforming loans, and ONPA costs were $40 million in the first quarter of 1994, compared with $72 million in last year's first quarter.

The following table provides supplemental information on the degree of performance of Continental's nonperforming loans on March 31, 1994. There can be no assurance, however, that individual borrowers will continue to perform. Also, performance characteristics can change significantly over time. Both book and contractual balances are presented; the difference represents charge-offs and the application of interest payments to principal. Amounts for fully charged-off loans are excluded.

On March 31, 1994, principal and interest were contractually current for 29 percent of nonperforming loans. As shown in the table, nonperforming loans were carried at 68 percent of the contractual balance.


Supplemental Information on Nonperforming Loans

                                                     Cumulative Cash Interest
                                 March 31, 1994        Payments Applied as(a)
                                Book    Contractual  Interest    Reduction of
($ in millions)              balance        balance   revenue       principal
Contractually current
Payment in full of
  principal or interest
  expected..................    $  6           $ 10       $--             $ 2
Payment in full of
  principal or interest
  uncertain.................      70             97        --               5
Contractually past due
Substantial performance(b)..       5              6        --              --
Limited performance.........      71             83         1               8
No performance..............     113            196         1              10
  Total.....................    $265           $392       $ 2             $25

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

On March 31, 1994, foreign-currency outstandings, which include loans, leases, accrued interest, deposits with banks, acceptances, and securities, totaled $3.0 billion. Outstandings are reported net of legally binding third-party guarantees. These guarantees are included in the outstandings of the country of the guarantor. Foreign-currency outstandings do not include local currency assets in excess of local currency liabilities.


Foreign Currency Outstandings of 1 Percent or More of Total Assets

($ in millions)                  Public Sector      Private Sector      Total
Japan.......................              $ --                $788       $788
Italy.......................               366                  44        410
Argentina...................               150                 114        264
Mexico......................               186                  76        262

Countries with foreign currency outstandings that were greater than 0.75 percent but less than 1 percent of total assets on March 31, 1994, were the United Kingdom and Brazil, with an aggregate of $352 million.

Brazil

Subsequent to quarter-end but prior to the April 1994 exchange of debt under the Brazilian refinancing plan, Continental sold
$8 million of unaccrued Brazilian past-due interest for a gain of $5 million, the amount of the cash received.

Under the plan, Continental exchanged public-sector debt with a face value of $130 million for discount, debt conversion, new money, and capitalization bonds with a combined face value of $115 million. These bonds were recorded at a book value of $46 million. Continental also exchanged approximately
$11 million of unaccrued Brazilian past-due interest for eligible interest bonds with a face value of $4 million and a book and market value of $2 million. The exchange was made substantially in accordance with the terms agreed to in principle in July 1992. Continental has remaining principal with a face value of $2 million and $4 million of unaccrued past-due interest, still subject to exchange under the refinancing plan. The exchanged public-sector debt, previously carried as term loans, was transferred to trading account assets in 1993.

Following the exchange, Continental sold discount principal bonds received in the restructuring with a face value of $10 million and a book value of approximately $4 million, resulting in a gain of $1 million.



FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET
Continental Bank Corporation and Subsidiaries
                                                                 March 31     December 31
($ in millions)                                                      1994            1993
Assets
Cash and non-interest-bearing deposits.......................     $ 1,786         $ 2,042
Interest-bearing deposits....................................       1,226           1,803
Federal funds sold...........................................         837             658
Securities purchased under agreements to resell..............       1,051             922
Trading account assets.......................................       1,554           1,637
Securities held to maturity (fair value:  $586 on
  March 31, 1994; $611 on December 31, 1993).................         586             607
Securities available for sale................................         809             920
  Total securities...........................................       1,395           1,527
Equity investments...........................................         639             679
Loans, net of unearned income................................      11,714          11,729
  Less:  Reserve for credit losses...........................         320             328
  Net loans..................................................      11,394          11,401
Interest and fees receivable.................................         133             124
Properties and equipment.....................................         250             256
Other assets.................................................       2,495           1,552
  Total assets...............................................     $22,760         $22,601
Liabilities
Non-interest-bearing deposits in domestic offices............     $ 2,536         $ 2,899
Interest-bearing deposits in domestic offices................       6,371           7,376
Deposits in foreign offices, primarily interest-bearing......       3,962           3,267
  Total deposits.............................................      12,869          13,542
Federal funds purchased......................................       1,050           1,312
Securities sold under agreements to repurchase...............         300             419
Other short-term borrowings..................................       3,192           3,018
Other liabilities............................................       2,225           1,219
Long-term debt...............................................       1,190           1,168
  Total liabilities..........................................      20,826          20,678
Stockholders' equity
Adjustable Rate Preferred Stock, Series 1
  $50 stated value
  Outstanding:  1,788,000 shares.............................          89              89
Adjustable Rate Cumulative Preferred Stock, Series 2
  $100 stated value
  Outstanding:  3,000,000 shares.............................         300             300
Common stock--$4 par value--Authorized:  100,000,000 shares
  Outstanding:  53,978,633 shares............................         216             216
Capital surplus..............................................       1,000           1,000
Retained earnings............................................         406             363
Accumulated translation adjustment...........................          (5)             (5)
Net unrealized security gains (losses), net of income tax
  effect.....................................................          (6)             35
Less:  Treasury stock, at cost (March 31, 1994--2,506,123
         shares; December 31, 1993--2,868,892 shares)........          61              70
       Loans to ESOP Trust...................................           5               5
  Total stockholders' equity.................................       1,934           1,923
  Total liabilities and stockholders' equity.................     $22,760         $22,601

See notes to financial statements.



CONSOLIDATED INCOME STATEMENT
Continental Bank Corporation and Subsidiaries

                                                          Three Months Ended
                                                         March 31    March 31
($ in millions, except common share data)                    1994        1993
Interest revenue
Loans...............................................        $ 176        $205
Securities held to maturity.........................            7          12
Securities available for sale.......................           13          --
Securities held for sale............................           --           6
Trading account assets..............................           20          13
Interest-bearing deposits...........................           39          41
Federal funds sold..................................            2           3
Securities purchased under agreements to resell.....           19          17
  Total interest revenue............................          276         297
Interest expense
Deposits............................................           92         105
Federal funds purchased.............................            8           7
Securities sold under agreements to repurchase......            4           7
Other short-term borrowings.........................           47          36
Long-term debt......................................           17          19
  Total interest expense............................          168         174
Net interest revenue................................          108         123
Provision for credit losses.........................           30          56
Net interest revenue after provision for
  credit losses.....................................           78          67
Fees, trading, and other revenues
Fees and commissions................................           51          45
Trust income........................................           26          26
Trading revenues....................................           14          18
Security gains......................................            2           1
Revenues from equity investments....................           34          43
Other revenues......................................           17          11
  Total fees, trading, and other revenues...........          144         144
Operating expenses
Salaries............................................           65          58
Employee benefits...................................           14          14
Net occupancy expense...............................           12          11
Equipment expense...................................            5           4
Other expenses......................................           55          56
  Subtotal..........................................          151         143
Net costs of other nonperforming assets.............            5           8
  Total operating expenses..........................          156         151
Income before income taxes and cumulative effect
  of accounting change for income taxes.............           66          60
Income tax expense (credit).........................            3          (1)
Income before cumulative effect of accounting
  change............................................           63          61
Cumulative effect of accounting change for income
  taxes.............................................           --          80
  Net income........................................        $  63       $ 141
Net income applicable to common stock...............        $  55       $ 133
Common share data
Earnings per share before cumulative effect of
  accounting change for income taxes................        $1.02       $0.96
Earnings per share..................................         1.02        2.40
Cash dividends declared.............................         0.15        0.15

See notes to financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
Continental Bank Corporation and Subsidiaries
                                                                    Three Months Ended
                                                                 March 31        March 31
($ in millions)                                                      1994            1993
Operating activities
Income before cumulative effect of accounting change..........     $   63          $   61
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
  Provision for credit losses.................................         30              56
  Net change in interest-rate swap payables/receivables.......         20              34
  Net gains on sales of equity investments....................        (43)            (36)
  Net unrealized losses (gains) from equity investments.......         17              (3)
  Decrease (increase) in trading inventory, net of securities
    sold but not yet purchased................................        207             (46)
  Net change in securities held for sale......................         --              62
  Writedowns of other nonperforming assets....................          4               5
  Other.......................................................        107             122
    Net cash provided by operating activities.................        405             255
Investing activities
Net decrease (increase) in interest-bearing deposits..........        577            (204)
Net decrease (increase) in federal funds sold and securities
  purchased under agreements to resell........................       (308)            613
Purchase of securities held to maturity.......................        (37)           (192)
Proceeds from sales of securities held to maturity............          1              23
Proceeds from maturities of securities held to maturity.......         55              82
Purchase of securities available for sale.....................        (48)             --
Proceeds from sales of securities available for sale..........         41              --
Proceeds from maturities of securities available for sale.....         50              --
Purchase of equity investments................................        (24)            (30)
Proceeds from sales of equity investments.....................         86              50
Net decrease (increase) in loans..............................        (92)             80
Proceeds from sales of other nonperforming assets.............          4              26
Other.........................................................         (2)             (5)
  Net cash provided by investing activities...................        303             443
Financing activities
Net decrease in deposits......................................       (687)           (934)
Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase..............       (380)            118
Net increase (decrease) in other short-term borrowings........         49            (188)
Proceeds from issuance of long-term debt......................         --              99
Repayment or retirement of long-term debt.....................         (6)             (6)
Cash dividends paid...........................................        (16)            (16)
Other.........................................................         76               9
  Net cash used by financing activities.......................       (964)           (918)
Effect of exchange rate changes on cash.......................         --              --
Net decrease in cash and non-interest-bearing deposits........       (256)           (220)
Cash and non-interest-bearing deposits on January 1...........      2,042           1,854
Cash and non-interest-bearing deposits on March 31............     $1,786          $1,634

Cash interest payments approximated interest expense for the first three months of 1994 and 1993.  Income tax payments of $1 million were made in the first quarter of 1994 and less than $1 million in the first quarter of 1993.  Noncash transactions:  In the first quarter of 1994 and 1993, transfers of loans to various asset categories amounted to
$78 million and $20 million, respectively.  In the first quarter of 1994, other assets and other liabilities each increased by approximately $1 billion as a result of the adoption of Financial Accounting Standards Board Interpretation No. 39.

Prior-year amounts were restated to conform to the 1994 presentation.

See notes to financial statements.



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Continental Bank Corporation and Subsidiaries
                                                          Three Months Ended
                                                         March 31    March 31
($ in millions)                                              1994        1993
Stockholders' equity at beginning of period..........      $1,923      $1,688
Net income...........................................          63         141
Cash dividends declared
  Adjustable Rate Preferred Stock, Series 1..........          (1)         (1)
  Adjustable Rate Cumulative Preferred Stock,
    Series 2.........................................          (7)         (7)
  Common stock.......................................          (8)         (8)
Net change in unrealized security gains (losses),
  net of tax.........................................         (41)         --
Net effect of stock options exercised................           5          (3)
  Stockholders' equity at end of period..............      $1,934      $1,810

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and following notes should be read in conjunction with the financial statements included in the Continental Bank Corporation (Continental) 1993 Annual Report on Form 10-K. Those financial statements, including the notes, are an integral part of these statements.

Note 1--Basis of Presentation:

The consolidated financial statements for interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation have been included and were of a normal recurring nature.

On January 1, 1994, Continental adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." This interpretation requires assets or liabilities related to certain contracts, such as interest-rate swaps and foreign-exchange contracts, to be reported gross, rather than offset, in the balance sheet, unless right of set-off criteria are met or contracts are executed under legally enforceable master netting agreements with counterparties. Offsetting of unrealized gains and losses across product lines also is acceptable under certain conditions.

Note 2--Securities:

Securities Held to Maturity: Book values, gross unrealized gains, gross unrealized losses, and fair values of securities held to maturity are shown below:

                                                Gross         Gross
March 31, 1994                     Book    unrealized    unrealized      Fair
($ in millions)                   value         gains        losses     value
U.S. Treasury and federal
  agency securities..........      $538           $ 2           $ 2      $538
Other securities.............        48            --            --        48
  Total......................      $586           $ 2           $ 2      $586

Book values and fair values of securities held to maturity by maturity distribution are shown in the table below:

                                                              Book       Fair
March 31, 1994 ($ in millions)                               value      value
Within 1 year..........................................       $361       $362
After 1 but within 5 years.............................         54         54
After 5 but within 10 years............................         14         14
After 10 years.........................................        157        156
  Total................................................       $586       $586

In the first quarter of 1994, sales of securities held to maturity amounted to $1 million.

Securities Available for Sale: Cost basis, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale are shown below:


                                                Gross         Gross
March 31, 1994                     Cost    unrealized    unrealized      Fair
($ in millions)                   basis         gains        losses     value
U.S. Treasury and federal
  agency securities..........      $533           $ 2           $ 2      $533
Other securities.............       330            10            64       276
  Total......................      $863           $12           $66      $809

In the first quarter of 1994, gross realized gains on securities available for sale amounted to $2 million and gross realized losses were immaterial.

Fair values of securities available for sale by maturity distribution are shown in the table below:


                                                                         Fair
March 31, 1994 ($ in millions)                                          value
Within 1 year.......................................................     $ 19
After 1 but within 5 years..........................................      123
After 5 but within 10 years.........................................       39
After 10 years......................................................      628
  Total.............................................................     $809

"Net unrealized security gains (losses), net of income tax effect" includes net unrealized appreciation (depreciation) on securities available for sale and certain equity investments. The amount attributable to securities available for sale was a loss of $35 million, net of related tax credits of $19 million.

Note 3--Equity Investments:

Equity securities are held by equity-investment subsidiaries and other subsidiaries and are considered to be available for sale.

The following table shows the composition of the equity-investment portfolio.


March 31, 1994 ($ in millions)
Held by equity-investment subsidiaries
  Publicly traded...................................................     $179
  Non-publicly traded...............................................      240
Held by other subsidiaries
  Carried at fair value.............................................       64
  Carried at cost...................................................      156
  Total equity investments..........................................     $639

The composition of equity investment revenues is as follows:


                                                                First Quarter
($ in millions)                                                 1994     1993
Net gains on sale of equity investments....................     $ 43*     $36
Net unrealized gains (losses)..............................      (17)*      3
Dividends..................................................        4        2
Other......................................................        4        2
  Total revenues from equity investments...................     $ 34      $43

*Previous net unrealized gains of $25 million were realized through sales in the quarter and were reclassified to net gains on sale.

Gross unrealized gains amounted to $12 million during the first quarter of 1994.

"Net unrealized security gains (losses), net of income tax effect" includes net appreciation (depreciation) on equity investments held by other subsidiaries and carried at fair value and securities available for sale. The amount attributable to equity investments held by other subsidiaries was a gain of $29 million, net of related taxes of $15 million. "Net unrealized security gains (losses), net of income tax effect" does not include appreciation on investments held by Continental's equity-investment subsidiaries.

Note 4--Nonperforming Loans:

The following table shows the composition of nonperforming loans:


                                            March 31   December 31   March 31
($ in millions)                                 1994          1993       1993
Domestic
Commercial and industrial..............         $135          $148       $212
Mortgage and real estate...............          100           137        366
All other..............................           16            22         30
  Total domestic loans.................          251           307        608
Foreign................................           14            21        147
  Total nonperforming loans............         $265          $328       $755

On March 31, 1994, approximately $7 million of loans not classified as nonperforming had principal or interest payments past due 60 days or more. These loans are considered well secured and in the process of collection. At the end of the 1994 first quarter, other real estate owned and other nonperforming assets acquired in debt restructurings totaled $233 million.

The negative pretax impact of nonperforming loans on interest revenue is computed as follows:


                                                                First Quarter
($ in millions)                                                 1994     1993
Interest revenue that would have been recorded at the
  original rate............................................      $ 7      $19
Interest revenue that was recorded.........................        2       11
  Negative impact..........................................      $ 5      $ 8

Note 5--Common Stock:

From time to time, Continental has acquired shares of its common stock in the open market to be used in connection with employee benefit and compensation programs and for other corporate purposes. On March 31, 1994, 2,506,123 shares were carried at cost as treasury stock. No common shares were purchased by Continental in the first quarter of 1994.

Note 6--Regulatory Matters:

Dividend Restrictions: There are two provisions of the federal banking laws that may restrict the Bank's ability to pay dividends to its parent--Continental. One statutory provision requires that net profits then on hand (as determined under the statute) exceed bad debts (as therein defined) after the payment of any dividends. On March 31, 1994, the Bank's net profits then on hand exceeded its bad debts. The second statutory provision requires that dividends declared in any calendar year not exceed the Bank's net profits (as therein defined) for the current calendar year plus retained net profits for the two preceding calendar years, unless approval of the Office of the Comptroller of the Currency (Comptroller) is obtained. Under the more restrictive of the two provisions, the Bank had the ability to pay $399 million in dividends as of April 1, 1994, without obtaining the Comptroller's approval. The Bank paid $25 million of dividends in the first quarter of 1994.

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

On December 23, 1993, Continental filed with the Illinois Commissioner of Banks and Trust Companies (Illinois Commissioner) an Application For Approval to Convert From a National Bank to a State Bank. In connection therewith, Continental has pending applications with the FRB for approval of membership therein as an Illinois bank and with the Illinois Commissioner for authorization as a state bank to exercise trust powers. Continental expects that the conversion will take place on or before June 29, 1994.

Note 7--Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to estimate the fair value of all assets, liabilities, and off-balance-sheet transactions that are financial instruments. Most of Continental's activities fall under the definition of financial instruments. The fair value estimates, as of March 31, 1994 and December 31, 1993, for these financial instruments are presented in the following tables:

                                             Adjusted
                                             carrying      Fair  Unrecognized
March 31, 1994 ($ in millions)                  value*    value   gain/(loss)
Financial Assets
Cash and non-interest bearing deposits.....   $ 1,786   $ 1,786          $ --
Interest-bearing deposits..................     1,226     1,228             2
Federal funds sold.........................       837       837            --
Securities purchased under agreements to
  resell...................................     1,051     1,051            --
Trading account assets.....................     1,554     1,583            29
Securities.................................     1,395     1,395            --
Equity investments.........................       639       697            58
Net loans..................................    11,389    11,398             9
Interest and fees receivable...............       133       133            --
Other financial assets.....................       134       134            --
  Total financial assets...................    20,144    20,242            98
Financial Liabilities
Non-interest-bearing deposits..............     2,549     2,549            --
Interest-bearing deposits..................    10,263    10,585          (322)
Federal funds purchased....................     1,050     1,050            --
Securities sold under agreements to
  repurchase...............................       300       300            --
Other short-term borrowings................     3,192     3,198            (6)
Long-term debt.............................     1,165     1,251           (86)
Interest payable...........................       138       138            --
Other financial liabilities................       112       112            --
  Total financial liabilities..............    18,769    19,183          (414)
Off-Balance-Sheet Financial Instruments
Unused loan commitments....................        18        18            --
Standby letters of credit..................         1         1            --
Interest-rate swaps........................       170       283           113
Futures and forward contracts..............       (84)       --            84
Forward-rate agreements....................         1         1            --
Interest-rate options written..............      (141)     (141)           --
Foreign-exchange spot, forward, and
  futures contracts........................       (18)      (18)           --
Commodity swaps............................        15        15            --
  Total other financial instruments........       (38)      159           197
    Net unrecognized loss on financial
      instruments..........................   $ 1,337   $ 1,218         $(119)

*Adjusted carrying values exclude amounts not required to be disclosed as financial instruments under SFAS No. 107. Deferred gains or losses on futures contracts that have been designated as hedges are included in off-balance-sheet financial instruments. For balance-sheet purposes, these amounts are reported on the same line as the underlying asset or liability. These were as follows: net loans, $2 million loss; interest-bearing-deposit liabilities, $57 million loss; and long-term debt, $24 million loss.

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



COMPARATIVE FINANCIAL DATA


QUARTERLY CONSOLIDATED INCOME STATEMENT

                                             1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
($ in millions)                                  1994      1993      1993      1993      1993
Interest revenue
Loans.......................................     $176      $180     $ 192      $189      $205
Securities held to maturity.................        7         6         6         5        12
Securities available for sale...............       13        --        --        --        --
Securities held for sale....................       --        10        10        11         6
Trading account assets......................       20        23        25        12        13
Interest-bearing deposits...................       39        40        33        37        41
Federal funds sold..........................        2         2         3         3         3
Securities purchased under agreements to
  resell....................................       19        11        15        11        17
  Total interest revenue....................      276       272       284       268       297
Interest expense
Deposits....................................       92        93        97        96       105
Federal funds purchased.....................        8         8         7         7         7
Securities sold under agreements
  to repurchase.............................        4        10         7         6         7
Other short-term borrowings.................       47        31        33        29        36
Long-term debt..............................       17        18        21        20        19
  Total interest expense....................      168       160       165       158       174
Net interest revenue........................      108       112       119       110       123
Provision for credit losses.................       30        45        45        35        56
Net interest revenue after provision
  for credit losses.........................       78        67        74        75        67
Fees, trading, and other revenues
Fees and commissions........................       51        60        42        47        45
Trust income................................       26        23        24        25        26
Trading revenues............................       14        24        33        27        18
Security gains..............................        2        --        --         4         1
Revenues from equity investments............       34        58        64        33        43
Other revenues..............................       17        18         9         5        11
  Total fees, trading, and other revenues...      144       183       172       141       144
Operating expenses
Salaries....................................       65        72        67        62        58
Employee benefits...........................       14        14        13        13        14
Net occupancy expense.......................       12        14        13        12        11
Equipment expense...........................        5         5         5         5         4
Other expenses..............................       55        64        57        56        56
  Subtotal..................................      151       169       155       148       143
Net costs of other nonperforming assets.....        5        20        26        14         8
  Total operating expenses..................      156       189       181       162       151
Income before income taxes and cumulative
  effect of accounting change for income
  taxes.....................................       66        61        65        54        60
Income tax expense (credit).................        3        (7)       (3)       (7)       (1)
Income before cumulative effect of
  accounting change.........................       63        68        68        61        61
Cumulative effect of accounting change for
  income taxes..............................       --        --        --        --        80
  Net income...... .........................     $ 63      $ 68      $ 68      $ 61      $141
Net income applicable to common stock.......     $ 55      $ 59      $ 60      $ 52      $133



CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST REVENUE

                                                             1st Qtr. 1994                          1st Qtr. 1993
                                                    Average                 Average        Average                 Average
($ in millions)                                     Balance   Interest(a)      Rate(b)     Balance   Interest(a)      Rate(b)
Interest-earning assets
Interest-bearing deposits, primarily foreign...     $ 1,615       $ 39         9.91%       $ 1,972     $   41         8.48%
Federal funds sold.............................         247          2         3.48            331          3         3.26
Securities purchased under agreements
  to resell....................................         476         19        16.24          1,153         17         5.96
Trading account assets.........................       1,564         20         5.09          1,159         13         4.43
U.S. Treasury and federal agency securities....         550          6         4.43            431          5         4.55
State, county, and municipal securities........          --         --           --              4         --         7.89
Other securities...............................          49          1         6.09            157          7        17.90
  Total securities held to maturity............         599          7         4.57            592         12         8.10
U.S. Treasury and federal agency securities....         545          7         5.19             --         --           --
Other securities...............................         358          6         7.15             --         --           --
  Total securities available for sale..........         903         13         5.97             --         --           --
U.S. Treasury and federal agency securities....          --         --           --            411          6         6.07
Other securities...............................          --         --           --             34         --         6.10
  Total securities held for sale...............          --         --           --            445          6         6.07
Loans, net of unearned income
Domestic.......................................      10,669        165         6.26         11,136        180         6.56
Foreign........................................         915         12         5.23          1,320         26         7.89
  Total loans(c)...............................      11,584        177         6.17         12,456        206         6.70
  Total interest-earning assets................      16,988        277         6.60         18,108        298         6.67
Other assets
Cash and non-interest-bearing deposits.........       1,879                                  1,823
Interest and fees receivable...................         132                                    152
Properties and equipment.......................         262                                    236
Equity investments.............................         655                                    511
Other assets...................................       2,367                                  1,561
Reserve for credit losses......................        (337)                                  (392)
  Total assets.................................     $21,946                                $21,999
Interest-bearing liabilities
Savings deposits...............................     $ 2,160       $ 11         2.16%       $ 2,454       $ 14         2.31%
Other time deposits............................       4,434         37         3.39          5,320         49         3.73
Foreign-office deposits........................       3,555         44         5.00          3,030         42         5.61
  Total interest-bearing deposits..............      10,149         92         3.69         10,804        105         3.93
Federal funds purchased........................         979          8         3.13            939          7         3.04
Securities sold under agreements to
  repurchase...................................         329          4         5.37            780          7         3.85
Other short-term borrowings....................       2,466         47         7.65          2,384         36         6.12
Long-term debt.................................       1,176         17         5.80          1,047         19         7.45
  Total interest-bearing liabilities...........      15,099        168         4.50         15,954        174         4.43
Other liabilities and stockholders' equity
Non-interest-bearing deposits
  Domestic offices.............................       2,626                                  2,591
  Foreign offices..............................          17                                     60
Other liabilities..............................       2,259                                  1,599
Stockholders' equity...........................       1,945                                  1,795
  Total liabilities and stockholders' equity...     $21,946                                $21,999
Net interest income............................                   $109                                   $124
Net interest margin(d).........................                                2.60%                                  2.76%

(a)  Taxable-equivalent adjustments are used in adjusting interest on tax-exempt assets to a fully taxable basis.  Such adjustments are based on the prevailing federal and state income tax rates.  For the quarters shown above, the adjustments amounted to $1 million for both periods.
(b)  Average rate is annualized and computed using unrounded numbers.
(c)  The principal amounts of cash-basis and renegotiated loans have been included in the average loan balances.  Interest revenue on cash-basis loans is included in income only to the extent that cash payments have been received, and is included for renegotiated loans at renegotiated rates.
(d)  Net interest margin is net interest revenue on a taxable-equivalent basis divided by average earning assets.



AVERAGE LOANS

                                     1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
($ in millions)                          1994        1993        1993        1993        1993
Domestic loans
Commercial and industrial.......      $ 7,073     $ 6,747     $ 6,648     $ 6,688     $ 6,860
Mortgage and real estate........        1,277       1,511       1,814       1,881       2,024
Financial institutions..........        1,216       1,077       1,094       1,303       1,252
Consumer........................          435         403         395         382         381
All other.......................          669         658         617         586         621
  Total domestic loans..........       10,670      10,396      10,568      10,840      11,138
Foreign loans...................          916       1,131       1,044       1,265       1,326
Less: Unearned income...........            2           4           5           6           8
  Total loans, net..............      $11,584     $11,523     $11,607     $12,099     $12,456




ANALYSIS OF NET CREDIT LOSS EXPERIENCE

                                             1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
($ in millions)                                  1994      1993      1993      1993      1993
Reserve for credit losses--beginning of
  period
General...................................       $328      $350      $366      $379      $355
Allocated transfer risk...................         --        --         2        21        21
  Total reserve for credit losses--
    beginning of period...................        328       350       368       400       376
Provision for credit losses
General...................................         30        45        47        35        56
Allocated transfer risk...................         --        --        (2)       --        --
  Total provision for credit losses.......         30        45        45        35        56
Charge-offs
Domestic..................................         32        57        80        31        56
Foreign...................................          8        14        --        39        --
  Total charge-offs.......................         40        71        80        70        56
Recoveries
Domestic..................................          2         4        15         1         2
Foreign...................................         --        --         2         2        29
  Total loan recoveries...................          2         4        17         3        31
Other adjustments.........................         --        --        --        --        (7)
Reserve for credit losses--end of period
General...................................        320       328       350       366       379
Allocated transfer risk...................         --        --        --         2        21
  Total reserve for credit losses--end
    of period.............................       $320      $328      $350      $368      $400

Part II.  Other Information

Item 1.   Legal Proceedings

          On January 28, 1994, four lawsuits were filed in Delaware Chancery Court against Continental, Continental's directors, and BankAmerica Corporation (BankAmerica) in connection with the proposed merger of Continental into BankAmerica. The lawsuits are entitled Alvin J. Slater v. Continental Bank Corporation, et al., C.A. No. 13362; Max Fecht, et al.
          v. Thomas C. Theobald, et al., C.A. No. 13363; John J. Nitti v. Thomas C. Theobald, et al., C.A. No. 13364; and James M. Dupree v. Thomas A. Gildehaus, et al., C.A. No. 13365. An additional lawsuit against Continental, Continental's directors, and BankAmerica Corporation, entitled Wholesale Realtors Supply v. Continental Bank Corporation, et. al., C.A. No. 13372, was filed in Delaware Chancery Court on or about February 9, 1994, but was not served on Continental or its directors. On March 7, 1994, the Court entered an order consolidating these five actions under the heading In re Continental Bank Corporation Shareholder Litigation, Consolidated C.A. No. 13362. In general, each lawsuit alleges that Continental's directors breached their fiduciary duties to the stockholders by agreeing to the merger of Continental with BankAmerica Corporation (Merger) at an allegedly inadequate price and allegedly without conducting certain auction, open bidding or "market check" procedures, and by agreeing to certain terms of the Merger, principally the stock option and the termination payment mechanism, which allegedly prevent or discourage additional potential acquirors from offering a higher price to Continental's stockholders than the price to be paid by BankAmerica. The Slater and Wholesale Realtors Supply lawsuits further allege that the directors breached their fiduciary duties by failing to appoint a committee of unaffiliated directors to consider the Merger. The lawsuits seek certification of a class action on behalf of Continental's stockholders. The actions seek damages for any alleged higher price which could have been obtained and for any benefits obtained by management, and other damages including attorney's fees, injunctive relief against consummation of the merger and against the related stock option agreement, and termination fee, and seek to require a formal auction of Continental and various other forms of relief. All five lawsuits also seek monetary damages in an unspecified amount.

          Reference is made to Note 1 to the Consolidated
          Financial Statements of Continental's 1993 Annual
          Report on Form 10-K for a more detailed discussion of the Merger.

          On January 13, 1994, the plaintiffs filed a petition for a writ of certiorari in the Bell case in the Supreme Court of the United States, which the Supreme
          Court denied on March 7, 1994.

          Reference is made to Note 24 to the Consolidated
          Financial Statements of Continental's Annual Report on
          Form 10-K for a more detailed discussion of the Bell case.

Item 6.   Exhibits and Reports on Form 8-K.

(a)         Exhibits

            Exhibit  11

            Statement regarding computation of earnings per share.

            Exhibit 12

            Statements regarding computation of ratios.

(b)         Reports on Form 8-K

            Continental filed Current Reports on Form 8-K on
            February 7, 1994 and March 17, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Continental Bank Corporation
                               Registrant

                               Thomas C. Theobald
                               Thomas C. Theobald
                               Chairman


                               John J. Higgins
                               John J. Higgins
                               Controller and
                               Principal Accounting Officer

                               Date:  May 11, 1994