Form 10-Q/A
period 1994-03-31
CONTINENTAL BANK CORP
filed 1994-05-12
CIK 24058

                                        FORM 10-Q/A
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                      AMENDMENT NO. 1

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Continental Bank Corporation
                               Registrant

                               Kevin J. Hallagan
                               Kevin J. Hallagan
                               Assistant Secretary

                               Date:  May 12, 1994