Form 10-K/A
period 1993-12-31
CONTINENTAL BANK CORP
filed 1994-05-13
CIK 24058

                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549
                                              Form 10-K/A

                                            AMENDMENT NO. 2

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

Table of Contents

Part I
Item 1.  Business....................................         3
  Statistical Information............................         5
  Securities.........................................         9
  Loans..............................................        11
  Credit Analysis and Loss Experience................        12
  Deposits...........................................        13
  Short-Term Borrowings..............................        14
  Financial Ratios...................................        15
  Foreign Outstandings...............................        16
  Loan Concentrations................................        16
  Foreign Operations.................................        16
  Employees..........................................        16
  Competition........................................        16
  Monetary Policy and Economic Conditions............        17
  Supervision and Regulation.........................        17
Item 2.  Properties..................................        20
Item 3.  Legal Proceedings...........................        20
Item 4.  Submission of Matters to a Vote of
           Security Holders..........................        20
  Executive Officers of the Corporation..............        20

Part II
Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters...........        22
         Common Stockholders.........................        22
         Common Stock Listing........................        22
Item 6.  Selected Financial Data.....................        23
         Quarterly Financial Information.............        23
         Sensitivity to Interest-Rate Changes........        24
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................        25
Item 8.  Financial Statements and Supplementary
           Data......................................        58
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure................................       105

Part III
Item 10. Directors and Executive Officers of the
           Registrant................................       105
Item 11. Executive Compensation......................       107
Item 12. Security Ownership of Certain Beneficial
           Owners and Managers.......................       114
Item 13. Certain Relationships and Related
           Transactions..............................       116

Part IV
Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K...................       121
Signatures...........................................       125

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

As an extension of Continental's overall business focus, the Bank, from offices in Boca Raton, Chicago, Dallas, Los Angeles, and Sarasota, concentrates on meeting the deposit, financing, investment, brokerage, and fiduciary needs of professionals, entrepreneurs, executives, and private investors. Fiduciary and investment services for these customers are also offered through Continental's subsidiary in Florida.

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

Continental's Board of Directors has unanimously approved the merger agreement and has agreed to recommend the transaction to Continental stockholders at a meeting to be held on

June 27, 1994, following the clearance of a proxy statement/ rospectus by the Securities and Exchange Commission. Continental has amended its stockholder rights plan as of January 27, 1994, so as to provide that (i) none of the approval, execution, or delivery of the merger agreement or the stock option agreement, the consummation of the merger, or the acquisition of shares of common stock pursuant to the stock option agreement will cause the rights issued thereunder to become exercisable and (ii) upon the consummation of the merger, the rights issued thereunder will expire. For information on Continental's stockholder rights plan, see Note 9.

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

(v) an amount equal to two years of basic matching employer contributions under Continental's Employees Savings Incentive Plan and Trust; (vi) a payment equal to the tax, if any, payable by the officer as a result of provisions of Section 280G of the Code or any other similar law applicable to "change of control" arrangements; and (vii) outplacement counseling services within two years from the date of termination. A "change in control" shall be deemed to have occurred if (A) any person or group becomes the beneficial owner of securities representing
20 percent or more of the combined voting power of Continental's then outstanding securities; (B) at any time less than a majority of the members of the Continental Board of Directors shall be persons who were either nominated for election by the Continental Board of Directors or were elected by the Continental Board of Directors; (C) the stockholders of Continental approve a merger or consolidation of Continental with any other corporation which would not result in the voting securities of Continental outstanding immediately prior thereto (or securities into which they are converted) continuing to represent at least 75 percent of the combined voting power of the voting securities of Continental or such surviving entity outstanding immediately thereafter; or (D) the stockholders of Continental approve a plan of complete liquidation of Continental or an agreement for the sale or disposition by Continental of all or substantially all of Continental's assets. The proposed merger (the Merger) of Continental into BankAmerica Corporation (BankAmerica), described in Note 1--Proposed Merger with BankAmerica--of Notes to Consolidated Financial Statements provided in Item 8, constitutes a "change of control" under the Termination Agreements. If payments under the Termination Agreements are triggered after a change of control, estimated costs associated with these agreements would be approximately $1,500,000, $2,500,000, $2,300,000, $2,000,000, $1,400,000, and $1,400,000 for Messrs.
Higgins, Huber, O'Neill, Sherman, Stocker, and Thompson, respectively. Estimated costs associated with Mr. Theobald's Termination Agreement would be approximately $3,900,000, and certain additional non-cash benefits to Mr. Theobald for two years after consummation of the Merger would have an estimated value of $125,000 per year. The estimated costs associated with all these termination arrangements aggregate approximately $15,250,000 for the seven executives. If within two years after termination the officer becomes employed by an employer that is in direct competition with Continental and its subsidiaries, then the amount of salary and bonus payments under the Termination Agreement are offset by any salary and bonus received in connection with such other employment. The officer is not required to seek other employment or otherwise mitigate the amount of any payments. The Termination Agreements contain an initial termination date of December 31, 1994 (December 31, 1995, for Mr. O'Neill's Termination Agreement), but, beginning
December 31, 1992 (December 31, 1993, for Mr. O'Neill's Termination Agreement), and each December 31 thereafter, automatically extend for one additional year unless either party gives notice of cancellation 90 days prior to such December 31. The expiration of such Termination Agreements would not, however, affect the rights or obligations of Continental or the officer arising from a "change of control" occurring prior to such expiration.

The Merger will also constitute a "change of control" accelerating the vesting of all unvested Continental employee stock options held by Messrs. Higgins, Huber, O'Neill, Sherman, Stocker, Theobald, Thompson, Goodyear, and Murray, under the terms of the stock option agreements evidencing such options. Currently, such executives have been granted options, which will not have vested by August 1, 1994, to purchase 376,667 shares of Continental Common Stock, representing a net aggregate value of such unvested options to such executives of $5,741,305 assuming a value of $37.14 per share of Continental Common Stock. For information with respect to the vested and unvested options as of December 31, 1993, and stock held by such executives as of the record date, see "Executive Officer Compensation -- Aggregated Option/SAR Exercises in 1993 and Option/SAR Values at Year-End 1993," and "Principal and Other Stockholders of Continental."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the beneficial ownership of outstanding Continental common stock by Continental common stockholders known by Continental to own five percent or more of Continental's outstanding common stock. In addition, in connection with the proposed merger of Continental with BankAmerica, Continental has granted BankAmerica an option to purchase shares of Continental common stock representing
19.9 percent of its outstanding common shares at a price of $37.50 per share. See Note 1 -- Proposed Merger with BankAmerica -- of Notes to Consolidated Financial Statements for further information.



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

The following table sets forth the beneficial ownership of outstanding Continental common stock as of May 6, 1994, (i) by each director and nominee and the six executive officers of Continental named in the Summary Compensation Table under "EXECUTIVE OFFICER COMPENSATION" (less than 1 percent in each case except for Mr. Theobald, who owned 2.3 percent), and (ii) by all directors and executive officers of Continental as a group (6.7 percent).



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
All directors and executive officers
  as a group (20 in number)............................     3,470,191(a)(b)(c)

(a) Does not include shares as to which beneficial ownership is disclaimed, as follows: Mr. Goergen, 1,500 shares; Mr. Theobald, 14,000 shares; all directors and executive officers as a group, 15,500 shares.
(b) Includes the right to acquire shares under stock options or stock appreciation rights as follows: Mr. Goodyear, 310,000 shares; Mr. Huber, 248,000 shares; Mr. Murray, 310,000 shares; Mr. O'Neill, 62,914 shares; Mr. Rademacher, 347,750 shares; Mr. Theobald, 872,167 shares; all directors and executive officers as a group, 2,775,163 shares. Also includes shares with sole voting but no present investment power awarded as a portion of base annual incentives under Continental's Management Incentive Plan as follows: Mr. Goodyear, 6,140 shares; Mr. Huber, 7,675 shares; Mr. Murray, 5,884 shares; Mr. O'Neill, 5,117 shares; Mr. Theobald, 10,233 shares; all directors and executive officers as a group, 47,075 shares.
(c) Includes as of December 31, 1993, 1,739 shares credited to the accounts of two executive officers under Continental's Employees Stock Ownership Plan as to which such officers have sole voting but no present investment power. Persons who become executive officers are no longer eligible to receive annual allocations of shares under the Plan.

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

During Merger negotiations, BankAmerica expressed the desire that previously executed termination agreements between Continental and Mr. Goodyear and Mr. Murray be extinguished prior to completion of the Merger. This led to negotiations between BankAmerica, Continental and Messrs. Goodyear and Murray, which resulted in BankAmerica, Continental and each of Messrs. Goodyear and Murray entering into agreements pursuant to which such officers will waive all rights under their previously executed termination agreements with Continental in exchange for the lump sum payment by Continental to each such officer of $1,000,000

(less deductions for taxes and other withholdings) immediately prior to the Effective Time of the Merger. Had Messrs. Goodyear and Murray not extinguished their termination agreements with Continental, estimated costs associated with those agreements would have been well in excess of $1,000,000 if triggered after a change of control. Messrs. Goodyear and Murray will also be eligible to participate in the severance program described below to be adopted by BankAmerica pursuant to the terms of the Merger Agreement. Messrs. Goodyear and Murray will each be treated as a Vice Chairman for purposes of calculating the severance pay which such officers may be eligible to receive under such severance program to be adopted by BankAmerica pursuant to the terms of the Merger Agreement, as well as for purposes of treatment of stock options, and each will be eligible to receive the maximum payment available to a Vice Chairman. In addition, the full amount of applicable bonuses Messrs. Goodyear and Murray actually received (other than the $1,000,000 bonuses referred to immediately above) will be used in calculating severance pay, no cap on severance pay will be imposed pursuant to Section 280G of the Code and BankAmerica will pay any excise taxes caused by the payment of such severance pay.

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

In connection with the Merger, BankAmerica has agreed to adopt a severance program which will be similar in all material respects to BankAmerica's Merger Transition Program and U.S. Senior Management Transition Program (which were certain programs adopted in connection with Security Pacific Corporation's merger into BankAmerica in 1992) with respect to severance pay and stock treatment and similar in all material respects to BankAmerica's Employee Transition Program with respect to all other benefits. According to the terms of these programs, which are subject to certain conditions, limitations and exceptions, eligible Continental employees may receive payments, in the event they are terminated as a result of the Merger, equal to three weeks' base pay for each full year of credited service, subject to a minimum of three months' base pay and a maximum of 18 months' base pay. Under these same programs, eligible members of senior management of Continental, in the event such employees are terminated as a result of the Merger, may receive payments which range in amount (according to such employee's title or level) from 1.5 to 2.5 times the employee's "monthly pay" (as such term is defined in the severance program) times the number of full years of credited service, subject to a minimum ranging from 12 to 24 times monthly pay and a maximum ranging from 18 to 30 times monthly pay. For example, employees with the title "Vice Chairman" will receive an amount equal to 2.5 times their monthly pay times the number of such employee's full years of credited service; but not less than 24 times monthly pay and not more than 30 times monthly pay. These severance programs will not apply to Continental employees who are party to termination agreements with Continental other than Messrs. Goodyear and Murray as described above.

BankAmerica has agreed to maintain such severance program in effect for not less than twelve months following the Effective Time, provided that benefits under such program may be modified or eliminated earlier if they are of little financial consequence to recipients.

Continental executive officers and directors who own Continental common stock or who hold options to purchase Continental common stock will have such holdings converted into the Stock Consideration and/or the amount of cash that such officers and directors elect to receive in cash pursuant to the terms of the Merger Agreement (Cash Consideration) or into rights with respect to BankAmerica common stock, respectively, as a result of the Merger. For information with respect to the stock ownership of Continental directors and executive officers, see Item 12 -- "Security Ownership of Certain Beneficial Owners and Management." For information with respect to Continental employee stock options and stock appreciation rights held by the executive officers of Continental named in the Summary Compensation Table, including the value of such options and rights as of December 31, 1993, see Item 11 -- "Executive Compensation -- Aggregated Option/SAR Exercises in 1993 and Option/SAR Values at Year-End 1993."

Pursuant to Continental's Stock Plan for Directors (see
Item 11 -- "Executive Compensation -- Director Compensation"), the Merger will constitute a "change of control" causing the forfeiture restrictions to lapse on 6,272 shares of Continental Common Stock owned by directors (other than salaried officers of Continental or its subsidiaries) and received subject to these restrictions at their election in lieu of annual retainer and meeting fees.

                                                PART IV


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