Form 10-K/A
period 1993-12-31
CONTINENTAL BANK CORP
filed 1994-05-16
CIK 24058

                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549
                                              Form 10-K/A

                                            AMENDMENT NO. 3

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

                             CONTINENTAL BANK CORPORATION
                             Registrant


                                     John J. Higgins
                                By:  John J. Higgins
                             Title:  Controller and
                                     Principal Accounting Officer


                              Date:  May 16, 1994