Form 10-Q
period 1994-06-30
CONTINENTAL BANK CORP
filed 1994-08-11
CIK 24058

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549



(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

                                     Yes  X   No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1994: Common Stock--$4 par value-- 51,689,420 shares.






About this Review

This quarterly review is designed to provide detailed data and analysis for interested stockholders, security analysts, and others and to serve as the quarterly report on Form 10-Q of Continental Bank Corporation to the Securities and Exchange Commission. Additional copies can be obtained from the Corporate Relations Department, Continental Bank Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

For further information, please contact Investor Relations at 312/828-4764.

                                                    August 11, 1994

10-Q Cross-Reference Index                                   Page No.

Part I.  Financial Report

Financial Highlights......................................         1
Management's Discussion and Analysis (Form 10-Q Item 2)...         2
Financial Statements (Form 10-Q Item 1):
  Consolidated Balance Sheet..............................        17
  Consolidated Income Statement...........................        18
  Consolidated Statement of Cash Flows....................        19
  Consolidated Statement of Changes in Stockholders'
    Equity................................................        20
  Notes to Consolidated Financial Statements..............        21
Comparative Financial Data:
  Quarterly Consolidated Income Statement.................        29
  Consolidated Average Balance Sheet and Net Interest
    Revenue...............................................        30
  Average Loans...........................................        32
  Analysis of Net Credit Loss Experience..................        32


Part II.  Other Information

Submission of Matters to a Vote of Security Holders
  (Form 10-Q Item 4)......................................        33
Exhibits and Reports on Form 8-K (Form 10-Q Item 6).......        34
Signatures................................................        35


The following abbreviations are used in the Management's Discussion and Analysis section of this report:

Continental Bank Corporation--Continental
Continental Bank--Bank
Highly leveraged transaction--HLT
In-substance foreclosure--ISF
Other nonperforming asset--ONPA
Other real estate owned--OREO

                                   FINANCIAL HIGHLIGHTS

                                                                                                     Six Months Ended
                                                               Second Quarter                             June 30
($ in millions, except per share amounts)               1994         1993       Change        1994         1993       Change
Operating Results
Total revenues..................................     $   267      $   251      $    16     $   519      $   518       $    1
Operating expenses..............................         164          162            2         320          313            7
Income before cumulative effect of accounting
  change for income taxes.......................          77           61           16         140          122           18
Net income......................................          77           61           16         140          202          (62)

Per Share Amounts
Earnings before cumulative effect of accounting
  change for income taxes (a)...................     $  1.25      $  0.95      $  0.30     $  2.27      $  1.90       $ 0.37
Earnings (a)....................................        1.25         0.95         0.30        2.27         3.35        (1.08)
Common dividends................................        0.15         0.15           --        0.30         0.30           --
Book value--period-end..........................                                             30.83        27.17         3.66
Market price--high..............................       37.88        28.38         9.50       37.88        28.38         9.50
            --low...............................       31.88        21.38        10.50       25.75        19.50         6.25
            --period-end........................                                             36.25        23.88        12.37

Profitability Ratios (b)
Return on average total assets (c)..............        1.43%        1.14%                    1.30%        1.13%
Return on average total equity (c)..............       15.89        13.52                    14.52        14.29
Return on average common equity (c).............       17.54        14.68                    15.95        15.88
Operating expenses to total revenues (d)........       59.18        58.96                    59.54        56.18
Net interest margin (e).........................        2.84         2.48                     2.72         2.62

Selected Balances
Total assets--period-end........................                                           $21,643      $22,352       $ (709)
Total risk-adjusted assets......................                                            23,285       23,537         (252)
Tier 1 capital..................................                                             2,003        1,827          176
Total capital...................................                                             2,717        2,550          167
Average total assets............................     $21,614      $21,555      $    59      21,779       21,775            4
Average total equity............................       1,944        1,810          134       1,944        1,802          142
Average common equity...........................       1,555        1,421          134       1,555        1,413          142

Period-End Ratios
Tier 1 capital to risk-adjusted assets..........                                              8.60%        7.76%
Total capital to risk-adjusted assets...........                                             11.67        10.84
Tier 1 capital to quarterly average assets
  (leverage)....................................                                              9.27         8.48
Total equity to total assets....................                                              9.15         8.17
Common equity to total assets...................                                              7.35         6.43
Reserve for credit losses to total loans........                                              2.65         3.14
Nonperforming loans to total loans..............                                              1.98         5.66

Average total equity to average total assets....        8.99%        8.40%                    8.93%        8.28%

Ratio of Earnings to Fixed Charges
Excluding interest on deposits..................        2.08x        1.86x                    1.96x        1.85x
Including interest on deposits..................        1.46x        1.34x                    1.43x        1.34x

Ratio of Earnings to Combined Fixed Charges and
  Preferred Stock Dividend Requirements
Excluding interest on deposits..................        1.97x        1.75x                    1.87x        1.75x
Including interest on deposits..................        1.44x        1.32x                    1.41x        1.32x

Period-End Staff Level
Operating.......................................                                             4,212        4,158           54
Total...........................................                                             4,219        4,189           30

  (a)  Based on average common shares and equivalents of 54.4 million for the second quarter of 1994, 54.1 million for the first six months of 1994, 55.0 million for the second quarter of 1993, and 55.3 million for the first six months of
       1993.
  (b)  Ratios are annualized except operating expenses to total revenues.
  (c)  Ratios for 1993 exclude the effect of the accounting change for income taxes.
  (d)  Excludes net costs of ONPA.
  (e)  Computed using amounts rounded in thousands.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis should be read in conjunction with the financial statements and notes beginning on page 17 of this report and with Continental's 1993 Annual
Report on Form 10-K.


RESULTS OF OPERATIONS

Earnings
                                                Six Months Ended
($ in millions, except per     Second Quarter       June 30
  share amounts)               1994      1993   1994        1993
Income before cumulative
  effect of accounting
  change for income taxes..   $  77     $  61  $ 140       $ 122
Per common share...........    1.25      0.95   2.27        1.90

Net income.................   $  77     $  61  $ 140       $ 202
Per common share...........    1.25      0.95   2.27        3.35

Continental reported second-quarter earnings of $77 million, an increase of $16 million, or 26 percent, from a year ago. On a per-share basis, earnings improved 32 percent to $1.25 for the quarter, compared with $0.95 a year ago. Return on common equity was 17.5 percent for the second quarter of 1994, compared with
14.7 percent for the same period last year.

Net income for the first six months of 1994 totaled $140 million, or $2.27 per share, compared with $122 million, or $1.90 per share ($202 million, or $3.35 per share, including the effect of an accounting change for income taxes), for the same period last year.

In the second-quarter and six-month periods, pretax earnings improved due to significantly lower credit costs, partially offset by increases in operating expenses. Total revenues were up modestly for the quarter and virtually flat for the six-month period.


TOTAL REVENUES

Total revenues, the sum of net interest revenue plus fees, trading, and other revenues, were up 6 percent in the second quarter to $267 million and up slightly in the first six months to $519 million, compared with the 1993 periods.

Net interest revenue was $118 million in the second quarter of 1994, up 7 percent from the 1993 quarter. The increase was primarily due to a wider net interest-rate spread and increased loan fees, partially offset by a lower level of interest-earning assets.

Net interest revenue for the first half of 1994 was $226 million, down 3 percent from the year-ago period. The decrease from the first six months of 1993 was primarily due to a lower level of interest-earning assets and lower cash collections on nonperforming loans, partially offset by a wider net interest-rate spread and higher loan fees.

See Consolidated Average Balance Sheet and Net Interest Revenue on pages 30 and 31 for detail of quarterly and year-to-date average balances with associated revenues, expenses, and rates.

Components of Net Interest Margin
                                                Six Months Ended
                             Second Quarter         June 30
                             1994      1993     1994        1993
Yield on earning assets....  6.64%     5.71%    6.46%       5.96%
Rate on interest-bearing
  liabilities .............  4.76      4.06     4.63        4.25
Net interest-rate spread...  1.88      1.65     1.83        1.71
Net cash collections on
  nonperforming loans......  0.03      0.06     0.02        0.13
Benefit from interest-
  free funds...............  0.52      0.51     0.51        0.52
Loan fee revenue...........  0.40      0.25     0.35        0.25
Tax-equivalent adjustment..  0.01      0.01     0.01        0.01
  Net interest margin (a)..  2.84%     2.48%    2.72%       2.62%
Average Earning Assets
($ in billions)
Short-term, liquid
  assets (b)............... $ 3.8     $ 4.7    $ 3.9       $ 4.7
Loans......................  11.6      12.1     11.6        12.3
Securities.................   1.3       1.1      1.4         1.0
  Total average earning
    assets................. $16.7     $17.9    $16.9       $18.0

(a) Net interest revenue on a taxable-equivalent basis as a percentage of average earning assets.
(b) Includes interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and trading account assets.

For the second quarter, fees, trading, and other revenues totaled $149 million, up 6 percent from $141 million in the 1993 second quarter. The $8 million increase was primarily attributable to a $17 million increase in revenues from equity investments, partially offset by an $8 million decrease in trading revenues.

For the first six months of 1994, fees, trading, and other revenues increased $8 million, or 3 percent, to $293 million. Revenues from equity investments rose to $84 million, compared with $76 million for the same period last year, while trading revenues fell to $33 million, compared with $50 million in the 1993 period. The 1994 revenues also included a $6 million increase in investment securities gains, primarily related to the sale of Argentine securities, and a $6 million increase in fees and commissions.


BANKING PRODUCT REVENUES

Four primary product categories form the core of Continental's business strategy--corporate finance, specialized financial services, trading, and equity financing. Since banking product revenues are presented after internal allocations of funding costs among product lines, the amounts in the following table differ from those in similar revenue lines in the Consolidated Income Statement. Total banking product revenues increased
$21 million in the second quarter but decreased $2 million on a year-to-date basis over the comparable 1993 periods.

Banking Product Revenues
                                                             Six Months Ended
                                            Second Quarter       June 30
($ in millions)                             1994      1993*  1994        1993*
Corporate finance
Lending................................     $ 99      $ 87   $186        $180
Syndication, distribution, and other
  credit products......................       32        38     73          90
  Total corporate finance..............      131       125    259         270
Specialized financial
  services
Cash management services...............       31        31     62          61
Securities and clearing services.......       16        16     32          32
Private banking, personal trust, and
  other services.......................       22        18     46          37
  Total specialized financial services.       69        65    140         130
Trading................................       23        31     42          54
Equity financing
Domestic...............................       32        22     56          51
Foreign................................       16         7     23          17
  Total equity financing...............       48        29     79          68
  Total banking product revenues.......      271       250    520         522
All other revenues.....................       (4)        1     (1)         (4)
  Total revenues.......................     $267      $251   $519        $518

*Restated to conform to the current period's presentation.

Corporate finance revenues, which include revenues from lending, syndication and distribution activities, rose 5 percent in the second quarter, compared with the 1993 quarter. The increase was primarily due to higher fees on loans and a wider net interest-rate spread. Year-to-date corporate finance revenues declined
4 percent, compared with the 1993 period, as the favorable factors in the second quarter were more than offset by lower gains on the sale of Latin American debt in the first quarter of 1994 and lower net cash collections on nonperforming loans. Both second-quarter and year-to-date 1994 corporate finance revenues were negatively impacted by lower levels of average loans and other earning assets.

Revenues from specialized financial services increased 6 percent in the second quarter and 8 percent in the first half of 1994, compared with the same periods last year, primarily due to increases in revenues from deposit-related services. Specialized financial services revenues include fees for cash and securities management, fiduciary services and private banking.

Revenues from trading activities fell $8 million, or 26 percent, in the second quarter, and $12 million, or 22 percent, in the first six months of 1994, compared with the respective 1993 periods. Significant market volatility resulted in lower revenues from foreign-exchange and customer-driven interest-rate products in the second quarter of 1994. The year-to-date decline also was impacted by a severe drop in the prices of emerging market debt in the 1994 first quarter.

Equity financing revenues increased $19 million in the second quarter and $11 million in the first six months of 1994, compared with the same periods in 1993, as the domestic equity portfolio appreciated in value during the periods. Domestic equity revenues amounted to $32 million in the 1994 second quarter, up $10 million from last year's quarter. On a year-to-date basis, both the domestic and foreign equity portfolios contributed to the higher revenues. The equity-investment portfolio on June 30, 1994, amounted to $648 million, up $95 million from a year ago.

All other revenues for the second quarter of 1994 included a $5 million write-down of real estate originally acquired for future expansion. All other revenues for the first half of 1994 also included collections on claims retained from a business sold and recognized into income.


PROVISION AND RESERVE FOR CREDIT LOSSES

The second-quarter provision for credit losses was $20 million, compared with $35 million for the same period last year. The year-to-date provision for credit losses of $50 million was $41 million lower than in the 1993 period. The lower 1994 provisions reflect improved credit quality.

The reserve for credit losses decreased $16 million from year-end 1993 to $312 million on June 30, 1994. Continental's reserve for credit losses, in management's judgment, is adequate to absorb probable losses inherent in the portfolio on June 30, 1994.

Charge-offs were $29 million for the second quarter and $69 million for the first six months of 1994, compared with $70 million and $126 million for the respective 1993 periods. Approximately $27 million of year-to-date 1994 charge-offs were on loans to residential real estate developers in California and approximately $11 million were on two HLT loans.

Recoveries were $1 million for the second quarter of 1994, down $2 million from last year's quarter. Recoveries were $3 million in the first half of 1994, down from $34 million in the 1993 period, primarily due to $26 million of recoveries on Latin American debt in the 1993 first quarter.

Net Charge-Offs (Recoveries)

                                                Six Months Ended
                               Second Quarter       June 30
($ in millions)                1994      1993    1994       1993
General corporate..........     $13       $22     $30        $32
Commercial real estate.....       4         9       9         11
Residential real estate....      11        17      27         56
Latin American.............      --        19      --         (7)
  Net charge-offs..........     $28       $67     $66        $92

See Analysis of Net Credit Loss Experience on page 32 for a reconciliation of the reserve for credit losses.


OPERATING EXPENSES

Operating Expenses
                                                Six Months Ended
                               Second Quarter       June 30
($ in millions)                1994      1993    1994       1993
Employee....................   $ 81      $ 75    $160       $147
Occupancy and Equipment.....     17        17      34         32
Other Operating.............     60        56     115        112
  Total Operating Expenses..   $158      $148    $309       $291
Period-End Operating
  Staff Level..............                     4,212      4,158

Second-quarter 1994 operating expenses increased 7 percent over the 1993 period. However, excluding merger-related expenses, operating expenses increased $5 million, or 3 percent, in the second quarter of 1994. Higher employee expense in the second quarter and first six months of 1994 resulted from increases in base salaries and incentive compensation. Staff levels increased by 54 from June 30, 1993.

Other operating expenses in the 1994 second quarter increased due to higher fees paid for professional and outside business services, partially offset by lower legal fees and insurance expense. In the 1994 quarter, other operating expenses included $5 million related to the announced merger with BankAmerica Corporation, primarily legal and professional service fees. Excluding merger-related expenses, the efficiency ratio was 57 percent in the second quarter of 1994, compared with 59 percent in last year's second quarter.

Other operating expenses for the first six months of 1994 increased 3 percent over the 1993 period. The year-to-date increase was largely due to the same factors as the second-quarter increase, coupled with a refund of previously disputed Brazilian transaction taxes in the first quarter.

Net costs of ONPA were $6 million in the second quarter and $11 million in the first six months of 1994, compared with $14 million and $22 million in the respective 1993 periods. The decreases were primarily due to declines in writedowns related to OREO.


INCOME TAXES

Continental recorded income tax expense of $6 million for the second quarter and $9 million for the first half of 1994, compared with income tax credits of $7 million and $8 million, in the year-ago periods. The 1993 credits included the recognition of $13 million and $21 million of deferred federal tax benefits in the second quarter and year-to-date periods, respectively.


BALANCE SHEET

On January 1, 1994, Continental adopted Financial Accounting Standards Board Interpretation (FIN) No. 39, "Offsetting of Amounts Related to Certain Contracts." See Note 2 for further details. Financial statements for prior periods were not restated. In the 1994 second quarter, Continental began offsetting certain contracts under master netting agreements, allowed by FIN No. 39. On June 30, 1994, offsetting under master netting agreements totaled approximately $400 million.

Despite an increase of approximately $500 million due to the adoption of FIN No. 39, total assets of $21.6 billion on June 30 were down $1.0 billion from year-end, as trading account assets declined.

Total Assets
                                 June 30, 1994         December 31, 1993
                                         Percent                 Percent
($ in billions)               Balance   of total     Balance    of total
Short-term, liquid assets*...   $ 3.6         17%      $ 5.0          22%
Loans........................    11.8         54        11.7          52
Other........................     6.2         29         5.9          26
  Total assets...............   $21.6        100%      $22.6         100%

*Includes interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and trading account assets. Certain securities available for sale, not included in these amounts, provide additional liquidity.

Total liabilities amounted to $19.7 billion on June 30, 1994, down $1.0 billion from the year-end level. The increase due to the adoption of FIN No. 39 was more than offset by decreases in federal funds purchased and domestic deposits.

The following table shows the maturity distribution of Continental's interest-bearing liabilities.

Total Interest-Bearing Liabilities

                          June 30, 1994       December 31, 1993
                                   Percent               Percent
($ in billions)       Balance     of total  Balance     of total
Less than one year..    $11.0          73%   $11.7            71%
One to five years...      3.1          20      3.6            22
Greater than five
  years.............      1.0           7      1.2             7
  Total interest-
    bearing
    liabilities.....    $15.1         100%    $16.5          100%

On June 30, 1994, Continental's book value was $30.83 per common share, compared with $30.01 per share at year-end 1993. The increase in stockholders' equity from higher earnings for the six month period was partially offset by a $58 million decrease in net unrealized security gains, net of tax. A decline in the market value of Latin American securities available for sale, primarily Venezuelan, was responsible for the decrease.

On June 30, 1994, the capital ratios of Continental and the Bank exceeded the quantitative levels required to be categorized as "well capitalized."

Risk-Based Capital Balances and Ratios

                               Continental                   Bank
                          June 30   December 31      June 30   December 31
($ in millions)              1994          1993         1994          1993
Tier 1 capital.........   $ 2,003       $ 1,888      $ 2,136       $ 2,110
Tier 2 capital.........       714           733          686           700
Total risk-adjusted
  assets...............    23,285        24,313       23,011        24,140
Tier 1 capital to
  risk-adjusted
  assets (regulatory
  minimum--4%).........       8.6%          7.8%         9.3%          8.7%
Total capital to risk
  -adjusted assets
  (regulatory minimum
  --8%)................      11.7          10.8         12.3          11.6
Leverage ratio
  (regulatory minimum
  range--3% to 5%).....       9.3%          9.0%        10.0%         10.2%


CREDIT PORTFOLIO

Continental's credit portfolio, as discussed in this section, includes loans, OREO, and other nonperforming assets. Management closely monitors the industry diversification of loans outstanding. No single industry accounted for 10 percent or more of total loans outstanding on June 30, 1994. The following table shows the total outstandings of each portfolio on June 30, 1994, and December 31, 1993.

Portfolio Outstandings

                                         June 30      December 31
($ in millions)                             1994             1993
General corporate...................     $ 9,625          $ 9,491
Commercial real estate..............         904            1,040
Residential real estate.............         652              676
Latin American......................         781              721
  Total.............................     $11,962          $11,928

General Corporate Portfolio

The following table shows the largest industry groups in the general corporate portfolio, which includes HLTs. On
June 30, 1994, $163 million, or 2 percent, of general corporate outstandings was nonperforming, compared with $199 million, or 2 percent, at year-end.

Industry Group Concentrations
                                         June 30     December 31
($ in millions)                             1994            1993
Services...........................         $763            $703
Leasing--transportation............          513             523
Wholesale trade--Midwest...........          505             400
Insurance companies................          482             377
Brokerage firms....................          470             671
Fabricated metals..................          459             550
Food products......................          443             474
Individuals........................          436             446
Machinery..........................          374             339
Automotive and parts manufacturers,
  including finance subsidiaries...          334             245

Continental classifies a transaction as an HLT in accordance with the definition established jointly by federal bank regulatory agencies in February 1990.

Selected HLT Portfolio Information
                                         June 30     December 31
($ in millions)                             1994            1993
HLT outstandings.....................       $829            $873
HLT nonperforming assets.............         54              62
Additional exposure* to HLT
  borrowers..........................        694             639
Equity investments in highly
  leveraged companies................        300             362
Additional commitments to invest in
  highly leveraged companies.........        162             136
HLT outstandings collateralized by
  stock of principal operating
  subsidiaries or direct pledge of
  operating assets...................         93%             90%
Percent to borrowers outside United
  States.............................         --               1

*Includes unfunded commitments, unused advised lines of credit, and standby letters of credit.

Commercial Real Estate Portfolio

The commercial real estate portfolio consists primarily of loans secured by retail facilities, offices, hotels, and industrial facilities.

The following table shows the various components and industry diversification of the commercial real estate portfolio on June 30, 1994, and December 31, 1993. On June 30, 1994,
$123 million, or 14 percent, of commercial real estate outstandings was nonperforming, compared with $70 million, or 7 percent, at year-end. The increase is primarily attributable to one commercial OREO.

Commercial Real Estate Portfolio
                                          June 30    December 31
($ in millions)                              1994           1993
Construction and development
Retail...............................        $193         $  214
Office...............................          63             71
Industrial...........................          21             29
Other................................           5             16
Mortgages
Office...............................         185            230
Hotel/motel..........................         122             98
Retail...............................         116            126
Industrial...........................          59             56
Other................................          51             83
Real-estate-related working capital..          89            117
  Total commercial real estate.......        $904         $1,040

On June 30, 1994, the commercial real estate portfolio had no borrowers with outstandings in excess of $100 million; 1 borrower with outstandings totaling $71 million; and 6 between $25 million and $50 million.


Residential Real Estate Portfolio

The residential real estate portfolio principally consists of credits to real estate developers for single-family land development and homebuilding.

The following table shows the various components of the residential real estate portfolio on June 30, 1994, and December 31, 1993. On June 30, 1994, $144 million, or
22 percent, of residential real estate outstandings was nonperforming, compared with $203 million, or 30 percent, at year-end.

Residential Real Estate Portfolio

                                          June 30    December 31
($ in millions)                              1994           1993
Construction and development.........        $316           $372
Mortgages............................         292            258
Real-estate-related working capital..          44             46
  Total residential real estate......        $652           $676

On June 30, 1994, the residential real estate portfolio had no borrowers with outstandings in excess of $50 million and 3 borrowers with outstandings between $25 million and $50 million.

California residential real estate assets were reduced from $282 million at year-end 1993 to $231 million on June 30, 1994, with 52 percent nonperforming. The reduction primarily resulted from sales, charge-offs, and write-downs. At quarter-end, the carrying value of these nonperforming assets, including fully charged-off loans, was approximately 24 percent of contractual principal, down from 35 percent at year-end.


Nonperforming Assets

Nonperforming assets declined $59 million from $495 million at year-end 1993 to $436 million on June 30, 1994. A $95 million decrease in nonperforming loans was partially offset by a $36 million increase in other nonperforming assets. Since year-end, nonperforming assets in the general corporate portfolio and residential real estate portfolios declined $37 million and $59 million, respectively. Commercial real estate nonperforming assets rose $52 million since year-end, but declined $12 million since March 31, 1994.

The following table displays nonperforming assets by portfolio as of June 30, 1993, December 31, 1993, and June 30, 1994, and reconciles the changes from December 31, 1993, to June 30, 1994. See Note 5 to the financial statements for further information on nonperforming loans.

 Reconciliation of Change in Nonperforming Assets

                                   General     Commercial    Residential       Latin
 ($ in millions)                 Corporate    Real Estate    Real Estate    American    Total
 Nonperforming loans
 Balance on December 31, 1993         $190           $ 35           $102        $  1     $328
 Loans placed on nonperforming
   status.......................        52             81             15          --      148
 Charge-offs....................       (31)           (11)           (22)         --      (64)
 Transfers to:
   Other nonperforming assets...        --            (81)             5          --      (76)
   Accrual status...............        (1)            (4)           (14)         --      (19)
 Sales..........................       (30)            --             (4)         --      (34)
 Payments.......................       (18)            (4)           (22)         --      (44)
 Other..........................        (6)            (2)             2          --       (6)
   Balance on June 30, 1994.....      $156           $ 14           $ 62        $  1     $233
 Balance on June 30, 1993.......      $227           $ 54           $374        $  9     $664
 Carrying value on
   June 30, 1994*...............        75%            67%            46%        100%      64%
 Percentage contractually
   current on June 30, 1994.....        39             10              8          --       29
 Other nonperforming assets
 Balance on December 31, 1993         $  9           $ 35           $101        $ 22     $167
 Transfers from nonperforming
   loans........................        --             81             (5)         --       76
 Other additions................         5             --             --          --        5
 Write-downs....................        (4)            (2)            (1)         --       (7)
 Sales..........................        (2)            --             (5)         --       (7)
 Payments and settlements.......        (1)            (4)           (19)        (17)     (41)
 Other..........................        --             (1)            11          --       10
   Balance on June 30, 1994.....      $  7           $109           $ 82        $  5     $203
 Balance on June 30, 1993.......      $ 21           $ 42           $ 38        $  3     $104
 Total nonperforming assets
   on June 30, 1994.............      $163           $123           $144        $  6     $436

 *Carrying value in relation to the original contractual amount.  Carrying value for total nonperforming loans excludes fully charged-off loans and Latin American loans.

Nonperforming loans represented 1.98 percent of total loans on June 30, 1994, a decrease from 2.80 percent on December 31, 1993, and 5.66 percent on June 30, 1993.

The combined costs of credit provisions, forgone revenue on nonperforming loans, and ONPA costs were $31 million in the second quarter and $71 million in the first half of 1994, compared with $65 million and $137 million in the respective 1993 periods.

The following table provides supplemental information on the degree of performance of Continental's nonperforming loans on June 30, 1994. There can be no assurance, however, that individual borrowers will continue to perform. Also, performance characteristics can change significantly over time. Both book and contractual balances are presented; the difference represents charge-offs and the application of interest payments to principal. Amounts for fully charged-off loans are excluded.

On June 30, 1994, principal and interest were contractually current for 29 percent of nonperforming loans. As shown in the table, nonperforming loans were carried at 64 percent of the contractual balance.

Supplemental Information on Nonperforming Loans
                                                     Cumulative Cash Interest
                                  June 30, 1994       Payments Applied as (a)
                                Book    Contractual  Interest    Reduction of
($ in millions)              balance        balance   revenue       principal
Contractually Current
Payment in full of
  principal or interest
  expected..................    $  7           $ 10       $--             $ 2
Payment in full of
  principal or interest
  uncertain.................      60             71        --               3
Contractually past due
Substantial performance (b).      22             29        --               2
Limited performance.........      58             87         1              10
No performance..............      86            167         1               9
  Total.....................    $233           $364       $ 2             $26

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

On June 30, 1994, foreign currency outstandings, which include loans, leases, accrued interest, deposits with banks, acceptances, and securities, totaled $2.6 billion. Outstandings are reported net of legally binding third-party guarantees. These guarantees are included in the outstandings of the country of the guarantor. Foreign currency outstandings do not include local currency assets in excess of local currency liabilities.

Foreign Currency Outstandings of 1 Percent or More of Total
  Assets

($ in millions)     Public Sector      Private Sector      Total
Japan............            $ --                $792       $792
United Kingdom...              --                 394        394
Mexico...........             278                  66        344
Argentina........              91                 138        229

No country's foreign currency outstandings were greater than
0.75 percent but less than 1 percent of total assets on June 30, 1994.

Brazil

In April, under the Brazilian refinancing plan, Continental exchanged public-sector debt with a face value of $130 million for discount, debt conversion, new money, and capitalization bonds with a combined face value of $115 million. These bonds were recorded at a book value of $46 million. Continental also exchanged approximately $11 million of unaccrued Brazilian past-due interest for eligible interest bonds with a face value of $4 million and a book and market value of $2 million. The exchange was made substantially in accordance with the terms agreed to in principle in July 1992. Continental has remaining principal with a face value of $2 million and $4 million of unaccrued past-due interest, still subject to exchange under the refinancing plan. The exchanged public-sector debt, previously carried as term loans, was transferred to trading account assets in 1993.

Also in April, prior to the exchange of debt, Continental sold
$8 million of unaccrued Brazilian past-due interest for a gain of $5 million, the amount of the cash received.

In the second quarter of 1994, following the exchange, Continental sold principal bonds received in the restructuring with a face value of $73 million and a book value of approximately $29 million, resulting in a gain of $5 million. Continental also sold all of its eligible interest (EI) bonds received in the restructuring during the second quarter. These EI bonds had a total face value of $4 million and an approximate book value of $2 million. The gain on sale of EI bonds totalled less than $1 million.


RECENT DEVELOPMENTS

On July 18, 1994, the Board of Governors of the Federal Reserve System approved the proposed merger of Continental with and into BankAmerica Corporation, subject to compliance with certain conditions. Subsequent to quarter-end, the Illinois Commissioner of Banks and Trust Companies also approved the merger. For additional information on the proposed merger, see Note 1 to the financial statements.

FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEET
Continental Bank Corporation and Subsidiaries
                                                                  June 30     December 31
($ in millions)                                                      1994            1993
Assets
Cash and non-interest-bearing deposits......................      $ 1,833         $ 2,042
Interest-bearing deposits...................................        1,520           1,803
Federal funds sold..........................................          594             658
Securities purchased under agreements to resell.............          706             922
Trading account assets......................................          850           1,637
Securities held to maturity (fair value:  $501 on
  June 30, 1994; $611 on December 31, 1993).................          504             607
Securities available for sale...............................          774             920
  Total securities..........................................        1,278           1,527
Equity investments..........................................          648             679
Loans, net of unearned income...............................       11,771          11,729
  Less:  Reserve for credit losses..........................          312             328
  Net loans.................................................       11,459          11,401
Interest and fees receivable................................          108             124
Properties and equipment....................................          245             256
Other assets................................................        2,402           1,552
  Total assets..............................................      $21,643         $22,601
Liabilities
Non-interest-bearing deposits in domestic offices...........      $ 2,681         $ 2,899
Interest-bearing deposits in domestic offices...............        6,125           7,376
Deposits in foreign offices, primarily interest-bearing.....        3,897           3,267
  Total deposits............................................       12,703          13,542
Federal funds purchased.....................................          475           1,312
Securities sold under agreements to repurchase..............          228             419
Other short-term borrowings.................................        3,260           3,018
Other liabilities...........................................        1,808           1,219
Long-term debt..............................................        1,189           1,168
  Total liabilities.........................................       19,663          20,678
Stockholders' equity
Adjustable Rate Preferred Stock, Series 1
  $50 stated value
  Outstanding:  1,788,000 shares............................           89              89
Adjustable Rate Cumulative Preferred Stock, Series 2
  $100 stated value
  Outstanding:  3,000,000 shares............................          300             300
Common stock--$4 par value--Authorized:  100,000,000 shares
  Outstanding:  53,978,633 shares...........................          216             216
Capital surplus.............................................        1,000           1,000
Retained earnings...........................................          466             363
Accumulated translation adjustment..........................           (5)             (5)
Net unrealized security gains (losses), net of income tax
  effect....................................................          (23)             35
Less: Treasury stock, at cost (June 30, 1994--2,379,953
      shares; December 31, 1993--2,868,892 shares)..........           58              70
      Loans to ESOP Trust...................................            5               5
  Total stockholders' equity................................        1,980           1,923
  Total liabilities and stockholders' equity................      $21,643         $22,601

See notes to financial statements.



CONSOLIDATED INCOME STATEMENT
Continental Bank Corporation and Subsidiaries
                                                      Three Months Ended    Six Months Ended
                                                      June 30    June 30   June 30    June 30
($ in millions, except common share data)                1994       1993      1994       1993
Interest revenue
Loans.............................................      $ 199      $ 189     $ 375      $ 394
Securities held to maturity.......................          5          5        12         17
Securities available for sale.....................         13         --        26        --
Securities held for sale..........................         --         11        --         17
Trading account assets............................         17         12        37         25
Interest-bearing deposits.........................         37         37        76         78
Federal funds sold................................          5          3         7          6
Securities purchased under agreements to resell...         19         11        38         28
  Total interest revenue..........................        295        268       571        565
Interest expense
Deposits..........................................        102         96       194        201
Federal funds purchased...........................          6          7        14         14
Securities sold under agreements to repurchase....          4          6         8         13
Other short-term borrowings.......................         45         29        92         65
Long-term debt....................................         20         20        37         39
  Total interest expense..........................        177        158       345        332
Net interest revenue..............................        118        110       226        233
Provision for credit losses.......................         20         35        50         91
Net interest revenue after provision for
  credit losses...................................         98         75       176        142
Fees, trading, and other revenues
Fees and commissions..............................         47         47        98         92
Trust income......................................         26         25        52         51
Trading revenues..................................         19         27        33         45
Security gains....................................          9          4        11          5
Revenues from equity investments..................         50         33        84         76
Other revenues....................................         (2)         5        15         16
  Total fees, trading, and other revenues.........        149        141       293        285
Operating expenses
Salaries..........................................         67         62       132        120
Employee benefits.................................         14         13        28         27
Net occupancy expense.............................         12         12        24         23
Equipment expense.................................          5          5        10          9
Other expenses....................................         60         56       115        112
  Subtotal........................................        158        148       309        291
Net costs of other nonperforming assets...........          6         14        11         22
  Total operating expenses........................        164        162       320        313
Income before income taxes and cumulative effect
  of accounting change for income taxes...........         83         54       149        114
Income tax expense (credit).......................          6         (7)        9         (8)
Income before cumulative effect of accounting
  change..........................................         77         61       140        122
Cumulative effect of accounting change for income
  taxes...........................................         --         --        --         80
  Net income......................................      $  77      $  61     $ 140      $ 202
Net income applicable to common stock.............      $  68      $  52     $ 123      $ 185
Common share data
Earnings per share before cumulative effect of
  accounting change for income taxes..............      $1.25      $0.95     $2.27      $1.90
Earnings per share................................       1.25       0.95      2.27       3.35
Cash dividends declared...........................       0.15       0.15      0.30       0.30

See notes to financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
Continental Bank Corporation and Subsidiaries
                                                                     Six Months Ended
                                                                 June 30          June 30
($ in millions)                                                     1994             1993
Operating activities
Income before cumulative effect of accounting change..........   $   140          $   122
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities
  Provision for credit losses.................................        50               91
  Net change in interest-rate swap payables/receivables.......         9               32
  Net gains on sales of equity investments....................       (72)             (52)
  Net unrealized losses (gains) from equity investments.......         3              (14)
  Decrease (increase) in trading inventory, net of
    securities sold but not yet purchased.....................       868             (356)
  Net change in securities held for sale......................        --               64
  Writedowns of other nonperforming assets....................         7               20
  Other.......................................................      (172)              68
  Net cash provided (used) by operating activities............       833              (25)
Investing activities
Net decrease (increase) in interest-bearing deposits..........       283             (755)
Net decrease (increase) in federal funds sold and
  securities purchased under agreements to resell.............       280              405
Purchase of securities held to maturity.......................       (84)            (225)
Proceeds from sales of securities held to maturity............         1               23
Proceeds from maturities of securities held to maturity.......       183              114
Purchase of securities available for sale.....................      (105)              --
Proceeds from sales of securities available for sale..........        84               --
Proceeds from maturities of securities available for sale.....        94               --
Purchase of equity investments................................       (72)             (92)
Proceeds from sales of equity investments.....................       146              108
Net decrease (increase) in loans..............................      (163)             556
Proceeds from sales of other nonperforming assets.............         7               34
Other.........................................................       (53)             (32)
  Net cash provided by investing activities...................       601              136
Financing activities
Net decrease in deposits......................................      (865)            (778)
Net decrease in federal funds purchased and securities sold
  under agreements to repurchase..............................    (1,028)            (320)
Net increase in other short-term borrowings...................       160              588
Proceeds from issuance of long-term debt......................        --              250
Repayment or retirement of long-term debt.....................        (6)            (100)
Cash dividends paid...........................................       (33)             (33)
Other.........................................................       129              (12)
  Net cash used by financing activities.......................    (1,643)            (405)
Net decrease in cash and non-interest-bearing deposits........      (209)            (294)
Cash and non-interest-bearing deposits on January 1...........     2,042            1,854
Cash and non-interest-bearing deposits on June 30.............   $ 1,833          $ 1,560

Cash interest payments approximated interest expense for the first six months of 1994 and
1993.  Income tax payments of $6 million were made in the first six months of 1994 and
$10 million in the first six months of 1993.  Significant noncash transactions in the first half of 1994 included transfers of loans to various asset categories of $76 million;
the first six months of 1993 included transfers of $97 million of securities held for investment to securities held for sale, and $68 million of loans to various asset categories.

Prior-year amounts were restated to conform to the 1994 presentation:

See notes to financial statements.



CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Continental Bank Corporation and Subsidiaries
                                                           Six Months Ended
                                                         June 30      June 30
($ in millions)                                             1994         1993
Stockholders' equity at beginning of period..........     $1,923       $1,688
Net income...........................................        140          202
Cash dividends declared
  Adjustable Rate Preferred Stock, Series 1..........         (3)          (3)
  Adjustable Rate Cumulative Preferred Stock,
    Series 2.........................................        (14)         (14)
  Common stock.......................................        (16)         (16)
Common stock purchased for treasury..................         --          (26)
Net change in unrealized security gains (losses),
  net of tax.........................................        (58)          --
Net effect of stock options exercised................          8           (3)
Other................................................         --           (1)
  Stockholders' equity at end of period..............     $1,980       $1,827

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and following notes should be read in conjunction with the financial statements included in the Continental Bank Corporation (Continental) 1993 Annual Report on Form 10-K. Those financial statements, including the notes, are an integral part of these statements.

Note 1--Proposed Merger with BankAmerica:

On June 27, 1994, at the Annual Meeting of Stockholders of Continental, stockholders voted to approve the merger of Continental with and into BankAmerica Corporation. See Form 10-Q, Part II, Item 4 on page 33 for more information on Submission of Matters to a Vote of Security Holders. Subsequent to quarter-end, the Board of Governors of the Federal Reserve System (FRB) and the Illinois Commissioner of Banks and Trust Companies (Commissioner) also approved the merger, subject to compliance with certain conditions. The anticipated effective date of the merger is August 31, 1994.

Note 2--Basis of Presentation:

The consolidated financial statements for interim periods are unaudited. In the opinion of management, all adjustments necessary for a fair presentation have been included and were of a normal recurring nature.

On January 1, 1994, Continental adopted Financial Accounting Standards Board Interpretation (FIN) No. 39, "Offsetting of Amounts Related to Certain Contracts." This interpretation requires assets or liabilities related to certain contracts, such as interest-rate swaps and foreign-exchange contracts, to be reported gross, rather than offset, in the balance sheet, unless right of set-off criteria are met or contracts are executed under legally enforceable master netting agreements with counterparties. Offsetting of unrealized gains and losses across product lines also is acceptable under certain conditions. Beginning in the second quarter of 1994, Continental nets amounts whenever permittable under the provisions of FIN No. 39.

Note 3--Securities:

Securities Held to Maturity: Book values, gross unrealized gains, gross unrealized losses, and fair values of securities held to maturity are shown below:

                                     Gross        Gross
June 30, 1994            Book   unrealized   unrealized     Fair
($ in millions)         value        gains       losses    value
U.S. Treasury and
  federal agency
  securities........     $456          $ 1          $ 4     $453
Other securities....       48           --           --       48
  Total.............     $504          $ 1          $ 4     $501

Book values and fair values of securities held to maturity by maturity distribution are shown in the table below:


                                                  Book      Fair
June 30, 1994 ($ in millions)                    Value     Value
Within 1 year...............................      $281      $281
After 1 but within 5 years..................        54        54
After 5 but within 10 years.................        14        14
After 10 years..............................       155       152
  Total.....................................      $504      $501

In the second quarter of 1994, no securities held to maturity were sold. In the first six months of 1994, sales of securities held to maturity amounted to $1 million.

Securities Available for Sale: Cost basis, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale are shown below:


                                     Gross        Gross
June 30, 1994            Cost   unrealized   unrealized     Fair
($ in millions)         basis        gains       losses    value
U.S. Treasury and
  federal agency
  securities........     $507            $1         $ 6     $502
Other securities....      338             1          67      272
  Total.............     $845            $2         $73     $774

In the second quarter of 1994, gross realized gains were $10 million and gross realized losses were $1 million on securities available for sale. For the first half of 1994, gross realized gains were $12 million, and gross realized losses were $1 million.

Fair values of securities available for sale by maturity distribution are shown in the table below:


                                                            Fair
June 30, 1994 ($ in millions)                              Value
Within 1 year..........................................     $ 29
After 1 but within 5 years.............................      117
After 5 but within 10 years............................       37
After 10 years.........................................      591
  Total................................................     $774

The balance sheet line "net unrealized security gains (losses), net of income tax effect" includes net unrealized appreciation (depreciation) on securities available for sale and certain equity investments. The net depreciation attributable to securities available for sale was $46 million, net of related tax credits of $25 million. Most of the depreciation to-date has been on Venezuelan securities.

Note 4--Equity Investments:

Equity securities are held by equity-investment subsidiaries and other subsidiaries and are considered to be available for sale.

The following table shows the composition of the equity-investment portfolio.


June 30, 1994 ($ in millions)
Held by equity-investment subsidiaries
  Publicly traded.......................................    $167
  Non-publicly traded...................................     283
Held by other subsidiaries
  Carried at fair value..................................     49
  Carried at cost........................................    149
  Total equity investments...............................   $648

The composition of equity investment revenues is as follows:

                                                Six Months Ended
                               Second Quarter       June 30
($ in millions)                1994      1993   1994        1993
Net gains on sale of
  equity investments......      $29*      $16    $72*        $52
Net unrealized gains
  (losses)................       14*       11     (3)*        14
Dividends.................        6         4     10           6
Other.....................        1         2      5           4
  Total revenues from
    equity investments....      $50       $33    $84         $76

*Previous net unrealized gains of $10 million and $35 million, respectively, were realized through sales in the second-quarter and year-to-date periods and were reclassified to net gains on sale.

Gross unrealized gains amounted to $29 million during the second quarter and $41 million during the first six months of 1994.

The balance sheet line "net unrealized security gains (losses), net of income tax effect" includes net appreciation on equity investments held by other subsidiaries and carried at fair value and securities available for sale. The net appreciation attributable to equity investments held by other subsidiaries was $23 million, net of related taxes of $13 million. "Net unrealized security gains (losses), net of income tax effect" does not include appreciation on investments held by Continental's equity-investment subsidiaries.

Note 5--Nonperforming Loans:

The following table shows the composition of nonperforming loans:


                                  June 30  December 31   June 30
($ in millions)                      1994         1993      1993
Domestic
Commercial and industrial....        $141         $148      $143
Mortgage and real estate.....          76          137       427
All other....................          13           22        28
  Total domestic loans.......         230          307       598
Foreign......................           3           21        66
  Total nonperforming loans..        $233         $328      $664

On June 30, 1994, less than $1 million of loans not classified as nonperforming had principal or interest payments past due 60 days or more. These loans are considered well secured and in the process of collection. At the end of the 1994 second quarter, OREO and ONPA acquired in debt restructurings totaled
$203 million.

The negative pretax impact of nonperforming loans on interest revenue is computed as follows:

                                                Six Months Ended
                               Second Quarter        June 30
($ in millions)                1994      1993   1994        1993
Interest revenue that would
  have been recorded at
  the original rate.........     $6       $20    $13         $40
Interest revenue that was
  recorded..................      1         4      3          15
  Negative impact...........     $5       $16    $10         $25

Note 6--Common Stock:

From time to time, Continental has acquired shares of its common stock in the open market to be used in connection with employee benefit and compensation programs and for other corporate purposes. On June 30, 1994, 2,379,953 shares were carried at cost as treasury stock. No common shares were purchased by Continental in 1994.

Note 7--Regulatory Matters:

Change from National to State Charter: On June 29, 1994, Continental Bank, National Association, a wholly-owned subsidiary of Continental Bank Corporation, converted from a national banking association to an Illinois state member bank. As a result of the conversion, the name of the Bank has been changed from "Continental Bank, National Association" to "Continental Bank" (Bank). The primary banking regulators of the Bank are now the Commissioner and the FRB. Prior to the conversion, as a national banking association, the Bank was principally regulated by the Office of the Comptroller of the Currency.

Dividend Restrictions: There are two provisions of the federal banking laws that may restrict the Bank's ability to pay dividends to its parent--Continental. One statutory provision requires that net profits then on hand (as determined under the statute) exceed bad debts (as therein defined) after the payment of any dividends. On June 30, 1994, the Bank's net profits then on hand exceeded its bad debts. The second statutory provision requires that dividends declared in any calendar year not exceed the Bank's net profits (as therein defined) for the current calendar year plus retained net profits for the two preceding calendar years, unless approval of the FRB is obtained. Under the more restrictive of the two provisions, the Bank had the ability to pay $431 million in dividends as of July 1, 1994, without obtaining the FRB's approval. The Bank paid $25 million of dividends in the second quarter of 1994.

In addition to the statutory restrictions set forth above, Continental may not declare or pay any dividends on its common stock while there is any dividend arrearage on any class or series of its capital stock ranking, as to dividends, ahead of its common stock. There are currently no dividend arrearages on any class of Continental's capital stock.

The FRB generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating earnings, although other factors such as overall capital adequacy, projected earnings, and the composition of such earnings may also be relevant in determining whether dividends should be paid. The Commissioner has a similar view with respect to the payment of dividends by a state bank.

The payment and amount of future dividends will depend upon the earnings and financial condition of Continental, restrictive covenants in its debt securities, and other factors, such as the views of the bank regulatory agencies.

Note 8--Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to estimate the fair value of all assets, liabilities, and off-balance-sheet transactions that are financial instruments. Most of Continental's activities fall under the definition of financial instruments. The fair value estimates, as of June 30, 1994 and December 31, 1993, for these financial instruments are presented in the following tables.

                                             Adjusted
                                             carrying      Fair  Unrecognized
June 30, 1994 ($ in millions)                   value*    value   gain/(loss)
Financial Assets
Cash and non-interest bearing deposits.....   $ 1,833   $ 1,833         $  --
Interest-bearing deposits..................     1,520     1,520            --
Federal funds sold.........................       594       594            --
Securities purchased under agreements to
  resell...................................       706       706            --
Trading account assets.....................       850       856             6
Securities.................................     1,278     1,274            (4)
Equity investments.........................       648       696            48
Net loans..................................    11,438    11,406           (32)
Interest and fees receivable...............       108       108            --
Other financial assets.....................       112       112            --
  Total financial assets...................    19,087    19,105            18
Financial Liabilities
Non-interest-bearing deposits..............     2,742     2,742            --
Interest-bearing deposits..................     9,917    10,122          (205)
Federal funds purchased....................       475       475            --
Securities sold under agreements to
  repurchase...............................       228       228            --
Other short-term borrowings................     3,260     3,259             1
Long-term debt.............................     1,165     1,244           (79)
Interest payable...........................       139       139            --
Other financial liabilities................        92        92            --
  Total financial liabilities..............    18,018    18,301          (283)
Off-Balance-Sheet Financial Instruments
Unused loan commitments....................        19        19            --
Standby letters of credit..................        --        --            --
Interest-rate swaps........................       191       205            14
Futures and forward contracts..............       (54)       --            54
Forward-rate agreements....................         2         2            --
Interest-rate options written..............      (154)     (154)           --
Foreign-exchange spot, forward, and
  futures contracts........................        (8)       (8)           --
Commodity swaps............................        10        10            --
  Total other financial instruments........         6        74            68
    Net unrecognized loss on financial
      instruments..........................   $ 1,075   $   878         $(197)

*Adjusted carrying values exclude amounts not required to be disclosed as financial instruments under SFAS No. 107. Deferred gains or losses on futures contracts that have been designated as hedges are included in off-balance-sheet financial instruments. For balance-sheet purposes, these amounts are reported on the same line as the underlying asset or liability. These were as follows: net loans, $14 million loss; interest-bearing-deposit liabilities, $44 million gain; and long-term debt, $24 million gain.

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

*Adjusted carrying values exclude amounts not required to be disclosed as financial instruments under SFAS No. 107. Deferred gains or losses on futures contracts that have been designated as hedges are included in off-balance-sheet financial instruments. For balance-sheet purposes, these amounts are reported on the same line as the underlying asset or liability. These were as follows: net loans, $29 million gain; interest-bearing-deposit liabilities, $78 million gain; and long-term debt, $27 million gain.



COMPARATIVE FINANCIAL DATA


QUARTERLY CONSOLIDATED INCOME STATEMENT

                                             2nd Qtr.  1st Qtr.  4th Qtr.  3th Qtr.  2nd Qtr.
($ in millions)                                  1994      1994      1993      1993      1993
Interest revenue
Loans.......................................     $199      $176      $180     $ 192      $189
Securities held to maturity.................        5         7         6         6         5
Securities available for sale...............       13        13        --        --        --
Securities held for sale....................       --        --        10        10        11
Trading account assets......................       17        20        23        25        12
Interest-bearing deposits...................       37        39        40        33        37
Federal funds sold..........................        5         2         2         3         3
Securities purchased under agreements to
  resell....................................       19        19        11        15        11
  Total interest revenue....................      295       276       272       284       268
Interest expense
Deposits....................................      102        92        93        97        96
Federal funds purchased.....................        6         8         8         7         7
Securities sold under agreements
  to repurchase.............................        4         4        10         7         6
Other short-term borrowings.................       45        47        31        33        29
Long-term debt..............................       20        17        18        21        20
  Total interest expense....................      177       168       160       165       158
Net interest revenue........................      118       108       112       119       110
Provision for credit losses.................       20        30        45        45        35
Net interest revenue after provision
  for credit losses.........................       98        78        67        74        75
Fees, trading, and other revenues
Fees and commissions........................       47        51        60        42        47
Trust income................................       26        26        23        24        25
Trading revenues............................       19        14        24        33        27
Security gains..............................        9         2        --        --         4
Revenues from equity investments............       50        34        58        64        33
Other revenues..............................       (2)       17        18         9         5
  Total fees, trading, and other revenues...      149       144       183       172       141
Operating expenses
Salaries....................................       67        65        72        67        62
Employee benefits...........................       14        14        14        13        13
Net occupancy expense.......................       12        12        14        13        12
Equipment expense...........................        5         5         5         5         5
Other expenses..............................       60        55        64        57        56
  Subtotal..................................      158       151       169       155       148
Net costs of other nonperforming assets.....        6         5        20        26        14
  Total operating expenses..................      164       156       189       181       162
Income before income taxes and cumulative
  effect of accounting change for income
  taxes.....................................       83        66        61        65        54
Income tax expense (credit).................        6         3        (7)       (3)       (7)
  Net income...... .........................     $ 77      $ 63      $ 68      $ 68      $ 61
Net income applicable to common stock.......     $ 68      $ 55      $ 59      $ 60      $ 52


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST REVENUE
                                                       2nd Qtr. 1994                  2nd Qtr. 1993
                                                 Average           Average     Average             Average
($ in millions)                                  Balance Interest(a)  Rate(b)  Balance(c)Interest(a)  Rate(b)
Interest-earning assets
Interest-bearing deposits, primarily foreign...  $ 1,487     $ 37     9.74%    $ 2,046       $ 37     7.19%
Federal funds sold.............................      435        5     4.13         474          3     3.12
Securities purchased under agreements
  to resell....................................      572       19    13.59         897         11     4.91
Trading account assets.........................    1,255       17     5.67       1,300         12     3.89
U.S. Treasury and federal agency securities....      488        5     4.17         445          5     4.54
State, county, and municipal securities........       --       --       --          --         --       --
Other securities...............................       48       --     6.18          49         --     6.07
  Total securities held to maturity............      536        5     4.35         494          5     4.70
U.S. Treasury and federal agency securities....      519        6     5.19          --         --       --
Other securities...............................      293        7     9.31          --         --       --
  Total securities available for sale..........      812       13     6.68          --         --       --
U.S. Treasury and federal agency securities....       --       --       --         422          6     5.80
Other securities...............................       --       --       --         133          5    13.48
  Total securities held for sale...............       --       --       --         555         11     7.65
Loans, net of unearned income
  Domestic.....................................   10,647      185     6.94      10,840        173     6.38
  Foreign......................................    1,001       14     5.79       1,259         16     5.05
  Total loans(c)...............................   11,648      199     6.84      12,099        189     6.24
  Total interest-earning assets................   16,745      295     7.08      17,865        268     6.03
Other assets
Cash and non-interest-bearing deposits.........    1,863                         1,778
Interest and fees receivable...................      139                           140
Properties and equipment.......................      253                           241
Equity investments.............................      646                           534
Other assets...................................    2,296                         1,405
Reserve for credit losses......................     (328)                         (408)
  Total assets.................................  $21,614                       $21,555
Interest-bearing liabilities
Savings deposits...............................  $ 2,043     $ 12     2.24%    $ 2,223       $ 13     2.40%
Other time deposits............................    3,988       38     3.79       5,104         42     3.34
Foreign-office deposits........................    4,139       52     5.08       3,130         41     5.21
  Total interest-bearing deposits..............   10,170      102     4.00      10,457         96     3.70
Federal funds purchased........................      694        6     3.83         912          7     2.94
Securities sold under agreements to
  repurchase...................................      293        4     5.30         701          6     3.27
Other short-term borrowings....................    2,597       45     6.99       2,397         29     4.90
Long-term debt.................................    1,189       20     6.77       1,145         20     6.98
  Total interest-bearing liabilities...........   14,943      177     4.76      15,612        158     4.06
Other liabilities and stockholders' equity
Non-interest-bearing deposits
  Domestic offices.............................    2,643                         2,573
  Foreign offices..............................       69                            63
Other liabilities..............................    2,015                         1,497
Stockholders' equity...........................    1,944                         1,810
  Total liabilities and stockholders' equity...  $21,614                       $21,555
Net interest income............................              $118                            $110
Net interest margin(d).........................                       2.84%                            2.48%

  (a)  Taxable-equivalent adjustments are used in adjusting interest on tax-exempt assets to a fully taxable basis.  Such adjustments are based on the prevailing federal and state income tax rates.  For the quarters shown above, the adjustments amounted to less than $1 million for both periods.
  (b)  Average rate is annualized and computed using unrounded numbers.
  (c)  The principal amounts of cash-basis and renegotiated loans have been included in the average loan balances.  Interest revenue on cash-basis loans is included in income only to the extent that cash payments have been received, and is included for renegotiated loans at renegotiated rates.
  (d)  Net interest margin is net interest revenue on a taxable-equivalent basis divided by average earning assets.


CONSOLIDATED AVERAGE BALANCE SHEET AND NET INTEREST REVENUE

                                                                  Six Months Ended June 30
                                                            1994                            1993
                                                  Average           Average    Average            Average
($ in millions)                                   Balance Interest(a)  Rate(b) Balance(c)Interest(a) Rate(b)
Interest-earning assets
Interest-bearing deposits, primarily foreign...   $ 1,551     $ 76     9.83%   $ 2,009       $ 78    7.82%
Federal funds sold.............................       341        7     3.90        403          6    3.18
Securities purchased under agreements
  to resell....................................       524       38    14.78      1,024         28    5.50
Trading account assets.........................     1,408       37     5.35      1,230         25    4.14
U.S. Treasury and federal agency securities....       519       11     4.31        438         10    4.55
State, county, and municipal securities........        --       --       --          2         --    7.89
Other securities...............................        49        1     6.14        103          7   15.03
  Total securities held to maturity............       568       12     4.46        543         17    6.54
U.S. Treasury and federal agency securities....       532       13     5.19         --         --      --
Other securities...............................       325       13     8.13         --         --      --
  Total securities available for sale..........       857       26     6.30         --         --      --
U.S. Treasury and federal agency securities....        --       --       --        416         12    5.93
Other securities...............................        --       --       --         84          5   12.00
  Total securities held for sale...............        --       --       --        500         17    6.95
Loans, net of unearned income
  Domestic.....................................    10,658      350     6.60     10,987        353    6.47
  Foreign......................................       959       26     5.52      1,289         42    6.50
  Total loans(c)...............................    11,617      376     6.51     12,276        395    6.47
  Total interest-earning assets................    16,866      572     6.84     17,985        566    6.35
Other assets
Cash and non-interest-bearing deposits.........     1,871                        1,801
Interest and fees receivable...................       136                          146
Properties and equipment.......................       258                          239
Equity investments.............................       650                          522
Other assets...................................     2,331                        1,482
Reserve for credit losses......................      (333)                        (400)
  Total assets.................................   $21,779                      $21,775
Interest-bearing liabilities
Savings deposits...............................   $ 2,101     $ 23     2.20%   $ 2,338       $ 27    2.35%
Other time deposits............................     4,210       75     3.58      5,211         91    3.54
Foreign-office deposits........................     3,848       96     5.04      3,081         83    5.41
  Total interest-bearing deposits..............    10,159      194     3.85     10,630        201    3.82
Federal funds purchased........................       836       14     3.42        925         14    2.99
Securities sold under agreements to
  repurchase...................................       311        8     5.34        740         13    3.57
Other short-term borrowings....................     2,532       92     7.31      2,391         65    5.51
Long-term debt.................................     1,183       37     6.29      1,096         39    7.20
  Total interest-bearing liabilities...........    15,021      345     4.63     15,782        332    4.25
Other liabilities and stockholders' equity
Non-interest-bearing deposits
  Domestic offices.............................     2,635                        2,582
  Foreign offices..............................        43                           61
Other liabilities..............................     2,136                        1,548
Stockholders' equity...........................     1,944                        1,802
  Total liabilities and stockholders' equity...   $21,779                      $21,775
Net interest income............................               $227                           $234
Net interest margin(d).........................                        2.72%                         2.62%

  (a)  Taxable-equivalent adjustments are used in adjusting interest on tax-exempt assets to a fully taxable basis.  Such adjustments are based on the prevailing federal and state income tax rates.  For the periods shown above, the adjustments amounted to $1 million for both periods.
  (b)  Average rate is annualized and computed using unrounded numbers.
  (c)  The principal amounts of cash-basis and renegotiated loans have been included in the average loan balances.  Interest revenue on cash-basis loans is included in income only to the extent that cash payments have been received, and is included for renegotiated loans at renegotiated rates.
  (d)  Net interest margin is net interest revenue on a taxable-equivalent basis divided by average earning assets.



AVERAGE LOANS

                                     2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.
($ in millions)                          1994        1994        1993        1993        1993
Domestic loans
Commercial and industrial.......      $ 7,273     $ 7,073     $ 6,747     $ 6,648     $ 6,688
Mortgage and real estate........        1,183       1,277       1,511       1,814       1,881
Financial institutions..........        1,119       1,216       1,077       1,094       1,303
Consumer........................          436         435         403         395         382
All other.......................          638         669         658         617         586
  Total domestic loans..........       10,649      10,670      10,396      10,568      10,840
Foreign loans...................        1,003         916       1,131       1,044       1,265
Less: Unearned income...........            4           2           4           5           6
  Total loans, net..............      $11,648     $11,584     $11,523     $11,607     $12,099




ANALYSIS OF NET CREDIT LOSS EXPERIENCE

                                             2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
($ in millions)                                  1994      1994      1993      1993      1993
Reserve for credit losses--beginning of
  period
General...................................       $320      $328      $350      $366      $379
Allocated transfer risk...................         --        --        --         2        21
  Total reserve for credit losses--
    beginning of period...................        320       328       350       368       400
Provision for credit losses
General...................................         20        30        45        47        35
Allocated transfer risk...................         --        --        --        (2)       --
  Total provision for credit losses.......         20        30        45        45        35
Charge-offs
Domestic..................................         27        32        57        80        31
Foreign...................................          2         8        14        --        39
  Total charge-offs.......................         29        40        71        80        70
Recoveries
Domestic..................................          1         2         4        15         1
Foreign...................................         --        --        --         2         2
  Total loan recoveries...................          1         2         4        17         3
Other adjustments.........................         --        --        --        --        --
Reserve for credit losses--end of period
General...................................        312       320       328       350       366
Allocated transfer risk...................         --        --        --        --         2
  Total reserve for credit losses--end
    of period.............................       $312      $320      $328      $350      $368

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Continental was held on June 27, 1994. At that meeting, stockholders voted upon the approval and adoption of the Restated Agreement and Plan of Merger between Continental and BankAmerica Corporation; the election of a Board of Directors to serve until the next annual meeting of stockholders of Continental or, if earlier, the consummation of the Merger and until their successors are elected and have qualified; and the appointment of Price Waterhouse as independent accountants for the year 1994 or, if earlier, until the consummation of the Merger. The vote tabulation with respect to the 46,158,414 shares of common stock present at the meeting in person or by proxy, each such share being entitled to one vote on each matter being voted upon, was as follows:

Proposal

1.  The Merger                           Votes

    For                             38,527,313
    Against                            266,047
    Abstentions                        252,011
    Broker non-votes                 7,113,043

2.  Election of Directors

                               Votes      Votes
        Nominee                 For      Withheld

    Bert A. Getz            45,942,102    216,312

    Thomas A. Gildehaus     45,943,142    215,272

    Robert B. Goergen       45,943,146    215,268

    William M. Goodyear     45,828,669    329,745

    Richard L. Huber        45,904,942    253,472

    Miles L. Marsh          45,934,463    223,951

    Roger H. Morley         45,941,208    217,206

    Michael J. Murray       45,923,328    235,086

    Linda Johnson Rice      45,923,422    234,992

    John M. Richman         45,928,306    230,108

    Gordon I. Segal         45,941,433    216,981

    Thomas C. Theobald      45,906,881    251,533

    James L. Vincent        45,554,338    604,076

3.  Appointment of Independent Accountants              Votes

    For                                               45,800,357
    Against                                              133,737
    Abstentions                                          224,320

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 11

         Statement regarding computation of earnings per share.

         Exhibit 12

         Statements regarding computation of ratio of earnings to fixed charges.

(b)      Reports on Form 8-K

         Continental filed Current Reports on Form 8-K on
         April 6, 1994 and June 30, 1994.

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

                     Date:  August 11, 1994